Form 10-Q
period 1998-09-30
NEW AMERICAN HEALTHCARE CORP
filed 1998-11-17
CIK 1005653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending September 30, 1998.

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to        .
                                                             ------    -------

                         Commission File No.: 001-14397

                       NEW AMERICAN HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      62-1750169
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

109 WESTPARK DRIVE, SUITE 440
NASHVILLE, TENNESSEE                                             37027
(Address of principal executive offices)                       (Zip Code)

(615) 221-5070
(Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   NO X
                                             ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                        OUTSTANDING AT NOVEMBER 10, 1998
          -----                        --------------------------------
 Common stock, $.01 par value                     17,595,370

                       NEW AMERICAN HEALTHCARE CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets
                        September 30, 1998 (unaudited) and March 31, 1998                                         1

                  Condensed Consolidated Statements of Operations
                        Three Months and Six Months Ended
                        September 30, 1998 and 1997                                                               2

                  Condensed Consolidated Statements of Cash Flows
                        Six Months Ended September 30, 1998 and 1997                                              3

                  Notes to Condensed Consolidated Financial Statements                                            4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                             9

PART II.          OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      21

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                               21

                  SIGNATURE                                                                                      22

                  NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                September 30, 1998 (unaudited) and March 31, 1998
                  (In thousands, except per share information)

                                                                                                     SEPTEMBER 30,        MARCH 31,
                                ASSETS                                                                  1998                1998
                                                                                                     -------------        ----------
                                                                                                      (Unaudited)
Current assets:
      Cash and cash equivalents                                                                           1,714              6,119
      Patient accounts receivable, net of allowance for doubtful accounts of
         $8,634 and $9,172 at September 30, 1998 and March 31, 1998                                      28,325             21,933
      Other receivables                                                                                   1,892              1,290
      Inventories                                                                                         3,044              2,720
      Prepaid expenses and other current assets                                                           2,177              1,409
                                                                                                       --------           --------

                   Total current assets                                                                  37,152             33,471

Property and equipment, net                                                                             105,153             84,404
Goodwill, net of accumulated amortization of $442 and $299 at
      September 30, 1998 and March 31, 1998                                                              21,029             16,672
Other assets                                                                                              1,413              1,673
                                                                                                       --------           --------

                   Total assets                                                                         164,747            136,220
                                                                                                       ========           ========
      LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                                              16,423             14,522
      Estimated third-party payor settlements                                                             6,048              3,118
      Current portion of capital lease obligations                                                          284                525
                                                                                                       --------           --------

                   Total current liabilities                                                             22,755             18,165

Capital lease obligations, excluding current portion                                                      4,769              4,865
Long-term debt                                                                                           53,550             37,550
Subordinated notes payable to affiliates                                                                    -               24,769
Deferred income taxes                                                                                     1,339              1,339
Redeemable preferred stock - Series A, $.01 par value, 250 shares authorized, no shares and 250 shares issued and outstanding at September 30, 1998 and
      March 31, 1998                                                                                        -               25,617

Stockholders' equity:
      Preferred stock, Series B, $.01 par value, 235 shares authorized, no shares and 235 shares issued and outstanding at September 30, 1998 and
         March 31, 1998                                                                                     -                    2
      Common stock, $.01 par value; 50,000 shares authorized;  16,172 and 8,027 shares issued
         and outstanding at September 30, 1998 and March 31, 1998                                           156                 80
      Non-voting common stock, $.01 par value: 1,500 shares authorized; 1,423 and no shares
         issued and outstanding at September 30, 1998 and March 31, 1998                                     14                -
      Additional paid-in capital                                                                         82,088             24,264
      Common stock warrants                                                                                 235                235
      Deferred compensation                                                                                (561)               -
      Retained earnings (deficit)                                                                           402               (666)
                                                                                                       --------           --------

                   Total stockholders' equity                                                            82,334             23,915
                                                                                                       --------           --------

                   Total liabilities, redeemable  preferred stock and stockholders' equity              164,747            136,220
                                                                                                       ========           ========

      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations

         Three months and six months ended September 30, 1998 and 1997
                  (In thousands, except per share information)

                                  (Unaudited)

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                       --------------------      --------------------
                                                        1998          1997        1998          1997
                                                       -------       ------      -------       ------
Revenues:
     Net patient service revenue                        36,870       16,484       71,726       26,122
     Other revenue                                       1,092          291        2,134          515
                                                       -------       ------      -------       ------

         Net operating revenues                         37,962       16,775       73,860       26,637
                                                       -------       ------      -------       ------
Expenses:
     Salaries and benefits                              16,936        6,720       33,146       10,804
     Professional fees                                   4,913        1,998        9,628        3,077
     Supplies                                            3,971        1,996        7,939        3,181
     Provision for doubtful accounts                     3,086        1,434        6,098        2,221
     Other                                               3,992        2,101        7,881        3,396
     General and administrative                            767          703        1,432        1,525
     Depreciation and amortization                       1,275          720        2,634        1,346
     Interest                                            1,541          563        3,098          768
                                                       -------       ------      -------       ------

         Operating expenses                             36,481       16,235       71,856       26,318
                                                       -------       ------      -------       ------

         Income from operations before
             income taxes and extraordinary item         1,481          540        2,004          319
Income taxes                                               593           68          802           68
                                                       -------       ------      -------       ------

         Income from operations before
             extraordinary item                            888          472        1,202          251
Extraordinary item - loss on early extinguishment
     of debt (net of tax of $89,000)                       134          -            134          -
                                                       -------       ------      -------       ------

Net income                                                 754          472        1,068          251

Cumulative preferred dividend                              273          117          710          159
                                                       -------       ------      -------       ------

Net income available to common shareholders                481          355          358           92
                                                       =======       ======      =======       ======

Net income (loss) per share:
     Basic
         Continuing operations                            0.05         0.04         0.04         0.01
         Extraordinary                                   (0.01)         -          (0.01)         -
                                                       -------       ------      -------       ------
                                                          0.04         0.04         0.03         0.01
                                                       =======       ======      =======       ======

     Diluted
         Continuing operations                            0.04         0.03         0.04         0.01
         Extraordinary                                   (0.01)         -          (0.01)         -
                                                       -------       ------      -------       ------
                                                          0.03         0.03         0.03         0.01
                                                       =======       ======      =======       ======

Weighted average number of shares and
     dilutive share equivalents outstanding:
     Basic                                              12,544        8,406       10,475        8,406
                                                       =======       ======      =======       ======
     Diluted                                            15,360       12,625       14,235       12,481
                                                       =======       ======      =======       ======

      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Six months ended September 30, 1998 and 1997
                                 (In thousands)

                                   (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           -------------------------

                                                                             1998              1997
                                                                           -------           -------
Cash flows provided by operating activities                                  3,129               366
                                                                           -------           -------
Cash flows from investing activities:
    Purchase of property and equipment                                      (2,558)           (1,002)
    Sale of property                                                           143                 2
    Cash paid for acquisitions                                             (27,349)          (32,736)
    Deferred acquisition costs                                                 (50)              -
                                                                           -------           -------

       Net cash used by investing activities                               (29,814)          (33,736)
                                                                           -------           -------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                29,500            18,508
    Repayment of long-term debt                                            (13,500)              -
    Repayment of notes payable to affiliates                               (25,000)              -
    Repayment of capital lease obligations                                    (338)             (300)
    Issuance of common stock                                                58,013             8,336
    Issuance of redeemable preferred stock                                     -               7,440
    Repayment of redeemable preferred stock                                (26,326)              -
    Deferred financing costs                                                   (69)              -
                                                                           -------           -------

       Net cash provided by financing activities                            22,280            33,984
                                                                           -------           -------

Net increase (decrease) in cash and cash equivalents                        (4,405)              614

Cash and cash equivalents- beginning of period                               6,119               697
                                                                           -------           -------

Cash and cash equivalents- end of period                                     1,714             1,311
                                                                           =======           =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and liabilities assumed in hospital acquisitions:
    Receivables                                                              3,152             6,575
    Inventory                                                                  298               802
    Prepaid expenses and other assets                                           26               179
    Accounts payable and accrued expenses                                    1,722             4,427
    Estimated third-party payor settlements                                    -                (213)
    Capital lease obligations                                                  -                 620


     See accompanying Notes to Condensed Consolidated Financial Statements

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)


(1)    BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the full year.

       In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operation and cash flows of New American Healthcare Corporation (the "Company") for the interim periods presented.

       For further information, refer to the consolidated financial statements and footnotes thereto as of and for the year ended March 31, 1998, included in the Company's Form S-1 which became effective on August 17, 1998.

       Certain prior year amounts have been reclassified to conform to current year presentation.

(2)    ACQUISITIONS


       During the six months ended September 30, 1998 and the year ended March 31, 1998, the Company acquired the following hospitals:

                      HOSPITAL                                 EFFECTIVE DATE                           LOCATION
           -------------------------------------------------------------------------------------------------------
           SIX MONTHS ENDED SEPTEMBER 30, 1998:
                Puget Sound Hospital                          September 1, 1998                Tacoma, Washington

           YEAR ENDED MARCH 31, 1998:
                Memorial Hospital of Center                   May 1, 1997                      Center, Texas
                Delta Medical Center                          May 16, 1997                     Memphis, Tennessee
                Dolly Vinsant Hospital                        August 1, 1997                   San Benito, Texas
                Woodland Park Hospital (a)                    February 1, 1998                 Portland, Oregon
                Eastmoreland Hospital (a)                     February 1, 1998                 Portland, Oregon
                Lander Valley Medical Center (a)              February 1, 1998                 Lander, Wyoming
                Davenport Medical Center (a)                  February 1, 1998                 Davenport, Iowa

       (a) Hospitals were acquired in a single transaction for an aggregate purchase price of $57,000.

       The Company has acquired hospitals primarily in exchange for cash and assumption of associated liabilities for the six months ended September 30, as follows:

                                                                               SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            ------------------------
                                                                             1998              1997
                                                                            ------            ------
Purchase price                                                              27,850            32,900
  Add:  liabilities assumed                                                  1,722             4,834
  Less:  assets acquired                                                    23,939            31,239
                                                                            ------            ------

      Costs in excess of fair value of net assets acquired                   5,633             6,495
                                                                            ======            ======



       The acquisitions were accounted for as purchases and the accompanying consolidated financial statements include the results of the hospitals' operations from the respective dates of the acquisitions.

       The following unaudited pro forma results of operations for the six months ended September 30, 1998 and 1997 give effect to the acquisitions as if the respective transactions had occurred as of April 1, 1997. The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed at the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved in hospital operations.

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30.
                                                        -------------------------             -------------------------
                                                         1998               1997               1998               1997
                                                        ------             ------             ------             ------
Net operating revenues                                  42,622             43,131             85,695             85,267
Net income available to common shareholders              1,009                748              2,043                795

Basic earnings per share                                  0.08               0.09               0.20               0.09

Diluted earnings per share                                0.07               0.06               0.14               0.06



(3)    STOCKHOLDERS' EQUITY

       REINCORPORATION

       On August 20, 1998, the Company reincorporated as a Delaware corporation pursuant to a merger of New American Healthcare Corporation, a Tennessee corporation, with and into a newly created Delaware corporation. The name of the surviving entity is New American Healthcare Corporation. As a result of the merger, the Company increased the authorized number of shares of Common Stock from 20,000,000 to 50,000,000 and created a class of Non-Voting Common Stock with 1,500,000 authorized shares, caused all outstanding Series B Preferred Stock to be exchanged for Common Stock and Non-Voting Common Stock, and caused all outstanding shares of Series A Preferred Stock and accrued dividends to be redeemed for cash. As a result of the Reincorporation, each share of common stock in the Tennessee corporation was converted into 1.0473 shares of common stock in the Delaware corporation. All prior period share and per share information has been adjusted for the conversion.

       INITIAL PUBLIC OFFERING OF COMMON STOCK


       On August 20, 1998, the Company completed its initial public offering of common stock. In connection with the offering, the Series B preferred stock was converted into 1,423 and 2,766 shares of non-voting and voting common stock, respectively. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends, repay the Subordinated notes payable to affiliates, and reduce the balance of the revolving credit agreement.

       The following table sets forth the changes in the stockholders' equity accounts (in thousands):



                                               COMMON STOCK
                                   ------------------------------   ADDITIONAL   SERIES B
                                   NON-VOTING    VOTING               PAID-IN     PREFERRED
                                     SHARES      SHARES    AMOUNT     CAPITAL       STOCK
                                   ----------  ----------- ------    ----------   ---------
Balance at March 31, 1998              -         8,027      $ 80      $ 24,264       $ 2

Stock split prior to initial
     public offering                   -           379         -           -           -

Conversion of preferred stock        1,423       2,766        40           (38)       (2)

Initial public offering of
     common stock                      -         5,000        50        57,963         -

Cumulative dividends on Series A
     preferred stock                   -           -           -          (710)        -

Deferred compensation associated
     with issuance of stock options    -           -           -           609         -

Amortization of deferred
     compensation                      -           -           -           -           -

Net income                             -           -           -           -           -
                                   ---------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1998       1,423      16,172      $170      $ 82,088       $ -
                                   =========================================================

                                    COMMON                 RETAINED        TOTAL
                                     STOCK    DEFERRED     EARNINGS     STOCKHOLDERS'
                                    WARRANTS COMPENSATION  (DEFICIT)       EQUITY
                                    -------- ------------  --------     -------------
Balance at March 31, 1998             $235      $ -         $  (666)      $ 23,915

Stock split prior to initial
     public offering                     -        -             -              -

Conversion of preferred stock            -        -             -              -

Initial public offering of
     common stock                        -        -             -           58,013

Cumulative dividends on Series A
     preferred stock                     -        -             -             (710)

Deferred compensation associated
     with issuance of stock options      -       (609)          -              -

Amortization of deferred
     compensation                        -         48           -               48

Net income                               -        -           1,068          1,068
                                   -----------------------------------------------
BALANCES AT SEPTEMBER 30, 1998        $235      $(561)      $   402       $ 82,334
                                   ===============================================





       EARNINGS PER SHARE


       The following table sets forth the components used in the computation of basic and diluted earnings per share:


                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                            ---------------------       ---------------------
                                                             1998           1997         1998           1997
                                                            -------       -------       -------       -------
Numerator:
     Income from operations before extraordinary item           888           472         1,202           251
     Cumulative preferred dividends                            (273)         (117)         (710)         (159)
                                                            -------       -------       -------       -------
        Continuing operations                                   615           355           492            92
     Extraordinary items                                       (134)          -            (134)          -
                                                            -------       -------       -------       -------
        Net income available to common shareholders             481           355           358            92
                                                            =======       =======       =======       =======

Denominator:
     Denominator for basic earnings per share -
        weighted-average shares outstanding                  12,544         8,406        10,475         8,406

     Effect of dilutive securities
        Stock options                                           141            29           139            29
        Warrants                                                373           -             375           -
        Series B preferred stock                              2,302         4,190         3,246         4,046
                                                            -------       -------       -------       -------
            Denominator for diluted earnings per share       15,360        12,625        14,235        12,481
                                                            =======       =======       =======       =======

       DEFERRED COMPENSATION


       In April and May 1998, the Company issued 389 stock options that had exercise prices below the fair market value of the common stock at the time of issuance. This resulted in the Company recording $2,417 of deferred compensation that is being amortized over the five-year vesting period. In August 1998, the Company cancelled 322 of such options, which resulted in the reversal of $1,808 of deferred compensation related to such options.

(4)    SUBSEQUENT EVENTS
       In November 1998, the Company signed a 30-year lease agreement to operate L.O. Crosby Memorial Hospital located in Picayune, Mississippi, which formerly operated as a not-for-profit institution. The Company intends to apply for a Certificate of Need to build a 75-bed replacement facility.

       In November 1998, the Company also acquired the stock of Memorial Hospital of Adel, Inc., consisting of a 60-bed for-profit acute care hospital, 95-bed Memorial Convalescent Center, and Memorial Home Health Services, all located in Adel, Georgia for a purchase price of $16.5 million plus working capital settlement, which will be financed with long-term debt. The transaction will be accounted for as a purchase business combination.

(5)    ACCOUNTING PRONOUNCEMENTS
       Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. Comprehensive income generally includes all changes to income during a period excluding those resulting from investments by stockholders and distributions to stockholders. Net income was the same as comprehensive income for the three and six months ended September 30, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         New American acquires and operates acute care hospitals throughout the United States. The Company was formed to capitalize on opportunities to be the principal provider of health care services in those non-urban communities in which it operates.

         The Company acquired its first hospital in August 1996 and through September 1998 has acquired eight additional hospitals. These nine acute care hospitals are located in seven states and have a total of 1,192 licensed beds.

IMPACT OF ACQUISITIONS

         An integral part of the Company's strategy is to acquire non-urban acute care hospitals. Because of the financial impact of the Company's recent acquisitions, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. In addition, due to the relatively small number of hospitals currently operated, each hospital can materially affect the overall operating margins of the Company. Upon the acquisition of a hospital, the Company typically takes a number of steps intended to lower operating costs. The impact of such actions may be offset by the cost of revenue enhancing initiatives such as expanding services, strengthening medical staff, and improving market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may initially have an adverse effect on the Company's overall operating margins. The Company believes that the short-term negative impact on overall margins will decrease with subsequent acquisitions as the Company expands its financial base.

         In August 1996, the Company acquired Doctors Hospital in Wentzville, Missouri in an asset purchase transaction for $14.0 million. In May 1997 the Company acquired Memorial Hospital of Center, Center, Texas in a stock purchase transaction for $11.5 million. Also in May 1997, the Company purchased Eastwood Hospital, Memphis, Tennessee (later renamed Delta Medical Center - Memphis) in an asset purchase transaction for $13.3 million. In August 1997, the Company acquired Dolly Vinsant Memorial Hospital, San Benito, Texas in an asset purchase for $8.1 million. In January 1998, the Company acquired in a single transaction the assets of Lander Valley Medical Center, Lander, Wyoming; Davenport Medical Center, Davenport, Iowa; Woodland Park Hospital, Portland, Qregon; and Eastmoreland Hospital, Portland, Oregon for an aggregate purchase price of approximately $57.0 million. Lander Valley Medical Center is built on property subject to a 75-year ground lease from the City of Lander, which expires December 31, 2073. Woodland Park Hospital is leased pursuant to a 31-year lease, which expires December 31, 2029.

         Effective September 1, 1998, the Company acquired Puget Sound Hospital, Tacoma, Washington, for approximately $27.9 million. The acquisition of Puget Sound Hospital was accounted for as a purchased business combination and included the acquisition of certain net assets and the assumption of certain liabilities. To finance the Puget Sound Hospital acquisition, the Company borrowed $28.5 million under its revolving credit facility.

         The operating results of each of the above acquisitions are included in the Company's results of operations from the date of purchase.

RESULTS OF OPERATIONS

         Net operating revenues are comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between the hospitals' customary charges and payment rates under the Medicare and Medicaid programs and other third-party payors. Customary charges have generally increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Other revenue includes cafeteria sales, medical office building rental income and other miscellaneous revenue. Operating expenses primarily consist of hospital related costs of operation and include salaries and benefits, professional fees (includes medical professionals and consulting services), supplies, provision for doubtful accounts, and other operating expenses (principally consisting of utilities, insurance, property taxes, travel, freight, postage, telephone, advertising, repairs and maintenance). General and administrative expenses primarily relate to corporate overhead.

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenues. Such information has been derived from the Consolidated Statement of Operations of the Company included elsewhere in the report.


                                                            THREE MONTHS                      PERCENTAGE
                                                                Ended                     Increase (Decrease)
                                                             September 30,                of Dollar Amounts
                                                    ------------------------------       --------------------
                                                        1998                1997
Net operating revenues                                 100.0%               100.0%               126.3%
Operating expenses before depreciation
       and amortization and interest                    88.7%                89.1%               125.2%
                                                    ------------------------------

EBITDA (1)                                              11.3%                10.9%               135.7%
Depreciation and amortization                            3.4%                 4.3%                77.1%
Interest                                                 4.0%                 3.4%               173.7%
                                                    ------------------------------

Income before income taxes and
       extraordinary item                                3.9%                 3.2%               174.3%
Income taxes                                             1.6%                 0.4%               772.1%
                                                    ------------------------------

Income before extraordinary item                         2.3%                 2.8%                88.1%
Extraordinary item                                       0.3%                 0.0%                 N/A
                                                    ------------------------------

Net income                                               2.0%                 2.8%                59.7%
                                                    ==============================

                                                              SIX MONTHS                       PERCENTAGE
                                                                 Ended                      Increase (Decrease)
                                                              September 30,                 of Dollar Amounts
                                                    ------------------------------        ----------------------
                                                        1998                1997
Net operating revenues                                 100.0%               100.0%                177.3%
Operating expenses before depreciation
       and amortization and interest                    89.5%                90.9%                173.2%
                                                    ------------------------------

EBITDA (1)                                              10.5%                 9.1%                218.0%
Depreciation and amortization                            3.6%                 5.0%                 95.7%
Interest                                                 4.2%                 2.9%                303.4%
                                                    ------------------------------

Income before income taxes and
       extraordinary item                                2.7%                 1.2%                528.2%
Income taxes                                             1.1%                 0.3%               1079.4%
                                                    ------------------------------

Income before extraordinary item                         1.6%                 0.9%                378.9%
Extraordinary item                                       0.2%                 0.0%                   N/A
                                                    ------------------------------

Net income                                               1.4%                 0.9%                325.5%
                                                    ==============================




(1) EBITDA represents the sum of income before income tax expense, interest, and depreciation and amortization. Management understands that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of the company and its ability to service debt. Management believes that an increase in EBITDA level is an indicator of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative (i) to net income as a measure of operating performance or (ii) to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

SELECTED OPERATING STATISTICS

       The following table sets forth certain operating statistics for the Company's hospitals for each of the periods presented.

                                                         Three Months Ended                 Six Months Ended
                                                            September 30,                      September 30,
                                                     -------------------------           -------------------------
                                                       1998              1997             1998               1997
                                                     --------         --------           -------           -------
All Hospitals:
      Total hospital revenue                         $37,962           $16,775           $73,860           $26,637
      EBITDA                                           4,297             1,823             7,736             2,433
      Admissions                                       4,590             1,785             9,118             3,115
      Adjusted Admissions (1)                          8,077             2,953            15,934             5,151
      Patient Days                                    24,972            11,498            50,164            20,368
      Adjusted Patient Days (2)                       43,945            19,024            87,666            33,683
      Occupancy Rates (beds in service)                 24.8%             25.4%             25.0%             25.8%
      Average Length of Stay                            5.44              6.44              5.50              6.54
      Number of Hospitals                                  9                 4                 9                 4
Same Hospitals (3)
      Hospital Revenue                                17,315            17,496            34,996            33,558
      EBITDA                                           2,471             2,417             4,795             4,037
      Admissions                                       1,888             1,865             3,794             3,741
      Adjusted Admissions                              3,328             3,050             6,694             6,064
      Patient Days                                    10,896            11,790            21,558            23,511
      Adjusted Patient Days                           19,205            19,279            38,038            38,111
      Average Length of Stay                            5.77              6.32              5.68              6.28
      Number of Hospitals                                  4                 4                 4                 4

(1) Adjusted admissions are calculated as admissions for the period multiplied by the ratio obtained by dividing gross patient service revenue by gross inpatient service revenue.

(2) Adjusted patient days are calculated based on a revenue-based formula (multiplying actual patient days by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue for each hospital) to reflect an approximation of the volume of service provided to inpatient and outpatient by converting total patient revenues to equivalent patient days.

(3) Same hospitals are Doctors Hospital, Memorial Hospital of Center, Delta Medical Center-Memphis, and Dolly Vinsant Memorial Hospital. For purposes of comparison, operations for the 1997 periods presented includes operations both prior and subsequent to acquisition for Dolly Vinsant Memorial Hospital.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

         Net operating revenues were $38.0 million for the three months ended September 30, 1998 compared to $16.8 million for the comparable period of 1997, an increase of $21.2 million or 126.3%. The majority of the revenue increase was attributable to acquisitions. Revenue generated by hospitals owned during both periods ("same hospitals") decreased by $0.2 million, from $17.5 million to $17.3 million, or 1.0% due in large part to an intentional effort to improve the quality of admissions at Delta Medical Center-Memphis.

         Operating expenses less depreciation and amortization and interest were $33.7 million or 88.7% of net operating revenue, for the three months ended September 30, 1998, compared to $15.0 million or 89.1% of net operating revenue for the comparable period of 1997. The majority of the increase was attributable to acquisitions.

         EBITDA was $4.3 million or 11.3% of net operating revenue, for the three months ended September 30, 1998, compared to $1.8 million or 10.9% of net operating revenue for the comparable period of 1997. The increase in EBITDA was due to acquisitions.

         Depreciation and amortization expense was $1.3 million for the three months ended September 30, 1998, compared to $0.7 million for the three months ended September 30, 1997, an increase of $0.6 million. The increase is due to the additional depreciation and amortization expense associated with the fact that eight of the Company's hospitals were owned for the entire three months ended June 30, 1998 versus only one of the Company's hospitals having been owned for the entire three months ended June 30, 1997.

         Interest expense was $1.5 million for the three months ended September 30, 1998, compared to $0.6 million for the three months ended September 30, 1997, an increase of $0.9 million. The increase was due to the increase in average outstanding indebtedness associated with the eight hospitals owned during the entire three months ended June 30, 1998 versus only one of the Company's hospitals having been owned for the entire three months ended June 30, 1997.

         The $0.1 million extraordinary item for the three months ended September 30, 1998 related to the write-off of the subordinated debt discount upon early retirement of the subordinated debt.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

         Net operating revenues were $73.9 million for the six months ended September 30, 1998 compared to $26.6 million for the comparable period of 1997, an increase of $47.3 million or 177.3%. Most of the increase was attributable to acquisitions. Revenue generated by hospitals owned during both periods ("same hospitals") increased $1.4 million, from $33.6 million to $35.0 million, or 4.3% resulting, in large part, from increases in outpatient services and to a lesser extent from increased admissions.

         Operating expenses less depreciation and amortization and interest were $66.1 million, or 89.5% of net operating revenue, for the six months ended September 30, 1998, compared to $24.2 million or 90.9% of net operating revenue, for the comparable period of 1997. The majority of the increase was attributable to acquisitions.

         EBITDA was $7.7 million or 10.5% of net operating revenue, for the six months ended September 30, 1998, compared to $2.4 or 9.1% of net operating revenue for the comparable period of 1997. The increase in EBITDA was due to acquisitions and improved performance of existing facilities.

         Depreciation and amortization expense was $2.6 million for the six months ended September 30, 1998, compared to $1.3 million for the six months ended September 30, 1997, an increase of $1.3 million. The increase is due to the additional depreciation and amortization expense associated with the fact that eight of the Company's hospitals were owned for the entire six months ended June 30, 1998 versus only one of the Company's hospitals having been owned for the entire six months ended June 30, 1997.

         Interest expense was $3.1 million for the six months ended September 30, 1998, compared to $0.8 million for the six months ended September 30, 1997, an increase of $2.3 million. The increase was due to the increase in average outstanding indebtedness associated with the eight hospitals owned during the entire six months ended June 30, 1998 versus only one of the Company's hospitals having been owned for the entire six months ended June 30, 1997.

         The $0.1 million extraordinary item for the six months ended September 30, 1998 related to the write-off of the subordinated debt discount upon early retirement of the subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1998, the Company had working capital of $14.4 million including cash and cash equivalents of $1.7 million. The ratio of current assets to current liabilities was 1.6 to 1.0 at September 30, 1998 and
1.8 to 1.0 at March 31, 1998.

         On August 20, 1998, the Company completed its initial public offering ("IPO") of common stock, selling 5 million shares at $13.00 per share netting the Company approximately $58.0 million. Net proceeds of the offering were used to pay dividends on and to redeem all of the Series A preferred stock ($26.3 million) , to pay interest on and prepay all of the subordinated debt ($26.4 million) and to reduce indebtedness under the Company's revolving credit facility ($5.0 million). Concurrent with the IPO, the then outstanding Series B convertible preferred stock was converted into 1.4 million and 2.8 million shares of non-voting and voting common stock, respectively.

         The Company maintains a credit agreement which provides for a revolving credit facility in the amount of $132.5 million (the "Credit Facility"). At September 30, 1998, $53.6 million of the Credit Facility was drawn, an increase of $16.0 from March 31, 1998. The increase was related to the acquisition of Puget Sound Hospital, offset in part by a reduction in debt from the application of IPO proceeds. At September 30, 1998, the average borrowing rate on the Credit Facility was 7.9%.

         Cash flows provided by operating activities was $3.1 million for the six months September 30, 1998 compared to $0.4 million for the six months ended September 30, 1997. This increase is primarily related to acquisitions. Cash used by investing activities was $29.8 million for the six months ended September 30, 1998, primarily related to the acquisition of Puget Sound Hospital. Cash used by investing activities was $33.7 million for the six-month period ended September 30, 1997, primarily related to the acquisitions of Dolly Vinsant Memorial Hospital, Delta Medical Center and Memorial Hospital of Center. Net cash provided by financing activities was $22.3 million for the six months ended September 30, 1998, primarily from the IPO and borrowings related to the Puget Sound Hospital acquisition net of repayment of subordinated debt and preferred stock. Net cash provided by financing activities was $34.0 million for the six-month period ended September 30, 1997, primarily from bank borrowings related to the Dolly Vinsant Memorial Hospital, Delta Medical Center and Memorial Hospital of Center acquisitions and issuance of common and preferred stock.

         The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing or that such financing will be available on acceptable terms for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs.

         Capital expenditures, excluding acquisitions, for the six-month periods ended September 30, 1998 and 1997 were $2.5 million and $1.0 million, respectively. Capital expenditures related to Management Information Systems were (both financial and clinical) approximately $1.0 million for the six-month period ended September 30, 1998. Capital expenditures for the Company's hospitals will vary from year to year depending on facility improvements and service enhancements undertaken. Generally, capital expenditures are not expected to exceed $1.25 million per fiscal year per hospital, excluding approximately $4.0 million budgeted for one time MIS upgrades during fiscal year 1999.

YEAR 2000 ISSUES

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. By the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. These products include software applications running on desktop computers and network servers as well as in microchips and microcontrollers incorporated into equipment. Certain of the Company's computer hardware and software, building infrastructure components (e.g. alarm systems and HVAC systems) and medical devices that are date sensitive, may contain programs with the Year 2000 problem. Computer systems, which do not include four-digit entries, could fail or produce erroneous results causing disruptions of operations or affect patient diagnosis and treatment. As a result, many software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements.

         The Company is in the process of converting all of its hospitals to a new management information system, which it believes is Year 2000 compliant. The Company expects to make capital expenditures of approximately $9.0 million which includes (i) approximately $4.0 million for management information systems software and hardware which, based on representations made to the Company by the provider, will be Year 2000 compliant by March 31, 1999, and (ii) certain non-MIS costs associated with Year 2000 compliance. The Company does not expect to incur any additional material Year 2000 compliance costs. In addition, the Company expects to spend approximately $0.4 million on Year 2000 compliant management information systems for each hospital acquired in the future. The failure of the Company's management information system to be Year 2000 compliant could have a material adverse effect on the Company's business, financial conditions and results of operations.

         Various clinical and non-clinical equipment currently in use at the Company's hospitals incorporate time/date elements. The Company has completed an itemized inventory of all of its hospitals for the purpose of identifying all equipment with potential Year 2000 problems. The Company intends to contact all vendors of such equipment as well as its group purchasing agent prior to March 31, 1999 to assess Year 2000 compliance. Because the Company has not completed the identification of equipment with Year 2000 problems, it is unable to establish an estimated date for completing subsequent phases with respect to equipment and infrastructure in its hospitals. The failure of such equipment to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the Company has ongoing relationships with third-party suppliers, vendors, payors and others, which may have computer systems with Year 2000 problems that the Company does not control. There can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and which are responsible for payment to the Company under the Medicare and Medicaid programs, as well as other payors, will not experience significant problems with Year 2000 compliance. According to testimony before a U.S. House of Representatives subcommittee, the U.S. Department of Health and Human Serivices is far behind in remedying Year 2000 problems, which could delay payment of claims to providers. In addition, the Company depends upon other vendors such as utilities which provide electricity, water, natural gas and telephone services and vendors of medical supplies and pharmaceuticals used in patient care. As a part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. The failure of such third parties to remedy Year 2000 problems could have a material adverse effect on the Company's business, financial condition and results of operations and ability to provide health care services. The Company intends to complete an initial contingency plan by August 31, 1999. However, in some instances (e.g. loss of water supply), the Company may not be able to develop contingency plans which allow the affected hospital to continue to operate. Each of the Company's hospitals has a disaster plan which will be reviewed as a part of the Company's contingency planning process.

         The foregoing is based on information currently available to the Company. The Company will revise its strategy as it completes its assessment of Year 2000 issues. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

INFLATION

         The health care industry is labor intensive. Wages and other expenses increase, especially during periods of inflation and labor shortages. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset such increases in operating costs by its cost containment activities and expanding services. In light of reimbursement measures imposed by government agencies and private insurance companies, the Company is unable to predict its ability to offset or control future cost increases, or its ability to pass on the increased costs associated with providing health care services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

GENERAL

         Hospital revenues are received primarily from Medicare, Medicaid and commercial insurance. The federal Medicare program accounted for approximately 47.6% and 67.1% of hospital patient days for the six months ended September 30, 1998, and 1997, respectively. The state Medicaid programs accounted for approximately 10.7% and 15.3% of hospital patient days for the six months ended September 30, 1998 and 1997, respectively. The Company's percentage of revenues received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation. In addition, numerous states, insurance companies and employers are actively negotiating discounts to the Company's standard rates. The trend towards increased managed care, including a shift in payor mix toward health maintenance organizations, preferred provider organizations and other managed care payors, may also adversely affect payment rates for the Company's services and the Company's ability to achieve targeted growth rates in net patient service revenue.

         Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. Under the Balanced Budget Action of 1997 (the "1997 Act"), there are no scheduled increases in the inpatient Medicare rates paid to acute care hospitals for inpatient care through September 30, 1998. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The 1997 Act requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The 1997 Act also includes a managed care option, which could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.


        The Company's acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Company expects increased competition and admission constraints to continue in the future. The ability to respond successfully to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining hospitals' ability to maintain their current rate of net revenue growth and operating margins.

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's hospitals was approximately 42.8% and 39.5% of gross patient service revenue for the six months ended September 30, 1998 and 1997, respectively.

         The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, the dependence of hospitals on physician documentation of medical records and the subjective judgment involved complicates the billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not negatively impact the Company's future cash flow or results of operations.

         The Company's historical financial trend has been favorably impacted by the Company's ability to successfully acquire acute care hospitals. While the Company believes that trends in the health care industry described above may create possible future acquisition opportunities, there can be no assurances that it can continue to maintain its current growth rate through hospital acquisitions and successfully integrate the hospitals into its system.

         The federal government and a number of states are rapidly increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs. At the same time, regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on providers by the Social Security Act and Medicare and Medicaid regulations. Although the Company believes that it is in material compliance with such laws, a determination that the Company has violated such laws, or even the public announcement that the Company was being investigated concerning possible violations, could have a material adverse effect on the Company.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments imbedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not presently have any derivative financial instruments and does not believe that this statement will have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS


         Certain statements contained in this discussion, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives on the Company's business, including the recently enacted Balanced Budget Act of 1997; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its acquisition and development strategy and changes in such strategy; the availability and terms of financing to fund the expansion of the Company's business, including the acquisition of additional hospitals; the Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the markets it serves; the effect of managed care initiatives on the markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. There can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                    PART II.
                                OTHER INFORMATION

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

       The Company completed its initial public offering of 5,000,000 shares of common stock at $13.00 per share (the "Offering") on August 20, 1998 pursuant to a registration statement on Form S-1 (registration statement No. 333-57913) which was declared effective by the Securities and Exchange Commission on August 17, 1998. Underwriters for the Offering were Donaldson, Lufkin & Jenrette Securities Corporation; Bear, Stearns & Co. Inc.; Credit Suisse First Boston Corporation; and Sun Trust Equitable Securities Corporation. The Offering closed on August 25, 1998 and resulted in gross proceeds of $65,000,000. The Company paid underwriting discounts and commissions of $4,550,000 and incurred other expenses of approximately $2,437,000. The net proceeds to the Company from the Offering were approximately $58,013,000. Of this amount, approximately $5,000,000 was used to reduce the Company's outstanding revolving loan balance under the Company's credit facility: approximately $26,418,000 was used to repay WCAS Capital Partners, II, L.P. under the terms of a subordinated note; and approximately $26,326,000 was used to redeem the Company's Series A Preferred Stock plus accrued dividends.


       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                                  EXHIBIT INDEX

                  Exhibit No.

                  3.1      Certificate of Incorporation of the Registrant

                  3.2      Bylaws of the Registrant

                  3.4 Agreement and Plan of Merger of New American Healthcare Corporation with and into NAHC Merger Sub, Inc. dated August 20, 1998

                  27       Financial Data Schedule (for SEC use only)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998

       SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Dated: November 16, 1998            NEW AMERICAN HEALTHCARE CORPORATION
              ------------

                                           By: /s/ Robert M. Martin
                                               -------------------------------
                                               Chief Executive Officer