Form 10-Q
period 1998-12-31
NEW AMERICAN HEALTHCARE CORP
filed 1999-02-16
CIK 1005653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending December 31, 1998.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _______________.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X     NO
                                             -----      -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT FEBRUARY 10, 1999
          -----                                 --------------------------------
 Common stock, $.01 par value                              17,595,370

                       NEW AMERICAN HEALTHCARE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets
               December 31, 1998 (unaudited) and March 31, 1998                1

         Condensed Consolidated Statements of Operations
               Three Months and Nine Months Ended
               December 31, 1998 and 1997                                      2

         Condensed Consolidated Statements of Cash Flows
               Nine Months Ended December 31, 1998 and 1997                    3

         Notes to Condensed Consolidated Financial Statements                  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   9

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     21

         SIGNATURE                                                            23

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                December 31, 1998 (unaudited) and March 31, 1998
                  (In thousands, except per share information)

                                                                                                    December 31,       March 31,
                                Assets                                                                  1998              1998
                                                                                                    ------------       ---------
                                                                                                     (Unaudited)
Current assets:
      Cash and cash equivalents                                                                            734             6,119
      Patient accounts receivable, net of allowance for doubtful accounts of
         $11,673 and $9,172 at December 31, 1998 and March 31, 1998                                     38,034            21,933
      Other receivables                                                                                  1,744             1,290
      Inventories                                                                                        3,558             2,720
      Prepaid expenses and other current assets                                                          3,713             1,409
                                                                                                      --------          --------
                   Total current assets                                                                 47,783            33,471

Property and equipment, net                                                                            119,965            84,404
Goodwill, net of accumulated amortization of $664 and $299 at
      December 31, 1998 and March 31, 1998                                                              41,048            16,672
Other assets                                                                                             1,423             1,673
                                                                                                      --------          --------
                   Total assets                                                                        210,219           136,220
                                                                                                      ========          ========

      Liabilities, Redeemable Preferred Stock and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                                             18,672            14,522
      Estimated third-party payor settlements                                                            5,955             3,118
      Current portion of capital lease obligations                                                         512               525
                                                                                                      --------          --------
                   Total current liabilities                                                            25,139            18,165

Capital lease obligations, excluding current portion                                                     5,596             4,865
Long-term debt                                                                                          93,300            37,550
Subordinated notes payable to affiliates                                                                    --            24,769
Deferred income taxes                                                                                    2,630             1,339
Redeemable preferred stock, Series A, $.01 par value, 250 shares authorized, no shares and 250 shares issued and outstanding at December 31, 1998 and
      March 31, 1998                                                                                        --            25,617

Stockholders' equity:
      Preferred stock, Series B, $.01 par value, 235 shares authorized, no
         shares and 235 shares issued and outstanding at December 31, 1998 and March 31, 1998               --                 2
      Common stock, $.01 par value; 50,000 shares authorized;  16,172 and 8,027 shares issued
         and outstanding at December 31, 1998 and March 31, 1998                                           162                80
      Non-voting common stock, $.01 par value: 1,500 shares authorized; 1,423 and no shares
         issued and outstanding at December 31, 1998 and March 31, 1998                                     14                --
      Additional paid-in capital                                                                        82,082            24,264
      Common stock warrants                                                                                235               235
      Deferred compensation                                                                               (534)               --
      Retained earnings (deficit)                                                                        1,595              (666)
                                                                                                      --------          --------
                   Total stockholders' equity                                                           83,554            23,915
                                                                                                      --------          --------
                   Total liabilities, redeemable  preferred stock and stockholders' equity             210,219           136,220
                                                                                                      ========          ========

      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

          Three months and nine months ended December 31, 1998 and 1997
                  (In thousands, except per share information)

                                   (Unaudited)

                                                           Three months ended             Nine months ended
                                                              December 31,                    December 31,
                                                          ---------------------         ------------------------
                                                           1998           1997             1998            1997
                                                          ------         ------         --------          ------
Revenue:
     Net patient service revenue                          46,891         18,549          118,617          44,671
     Other revenue                                         1,264            310            3,398             825
                                                          ------         ------         --------          ------
         Net operating revenue                            48,155         18,859          122,015          45,496
                                                          ------         ------         --------          ------
Expenses:
     Salaries and benefits                                21,947          7,259           55,093          18,063
     Professional fees                                     6,174          2,463           15,802           5,540
     Supplies                                              5,366          1,817           13,305           4,998
     Provision for doubtful accounts                       3,520          2,272            9,618           4,493
     Other                                                 4,575          2,186           12,456           5,582
     General and administrative                            1,086            899            2,518           2,424
     Depreciation and amortization                         1,825            723            4,459           2,069
     Interest                                              1,674            579            4,772           1,347
                                                          ------         ------         --------          ------
         Operating expenses                               46,167         18,198          118,023          44,516
                                                          ------         ------         --------          ------
         Income from operations before
             income taxes and extraordinary item           1,988            661            3,992             980
Income taxes                                                 795            195            1,597             263
                                                          ------         ------         --------          ------
         Income from operations before
             extraordinary item                            1,193            466            2,395             717
Extraordinary item - loss on early extinguishment
     of debt (net of tax of $89,000)                          --             --              134              --
                                                          ------         ------         --------          ------
Net income                                                 1,193            466            2,261             717

Cumulative preferred dividend                                 --            132              710             291
                                                          ------         ------         --------          ------
Net income available to common shareholders                1,193            334            1,551             426
                                                          ======         ======         ========          ======

Net income (loss) per share:
     Basic
         Continuing operations                              0.07           0.04             0.13            0.05
         Extraordinary                                        --             --            (0.01)             --
                                                          ------         ------         --------          ------
                                                            0.07           0.04             0.12            0.05
                                                          ======         ======         ========          ======
     Diluted
         Continuing operations                              0.07           0.03             0.11            0.03
         Extraordinary                                        --             --            (0.01)             --
                                                          ------         ------         --------          ------
                                                            0.07           0.03             0.10            0.03
                                                          ======         ======         ========          ======

Weighted average number of shares and
     dilutive share equivalents outstanding:
     Basic                                                17,596          8,406           12,849           8,406
                                                          ======         ======         ========          ======
     Diluted                                              18,093         12,628           15,521          12,530
                                                          ======         ======         ========          ======



      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                  Nine months ended December 31, 1998 and 1997
                                 (In thousands)

                                   (Unaudited)

                                                                            Nine months ended
                                                                               December 31,
                                                                          ------------------------
                                                                            1998             1997
                                                                          -------          -------
Cash flows provided by (used in) operating activities                       2,290           (2,560)
                                                                          -------          -------
Cash flows from investing activities:
    Purchase of property and equipment                                     (8,916)          (1,793)
    Sale of property                                                          250               47
    Cash paid for acquisitions                                            (60,716)         (32,736)
                                                                          -------          -------
       Net cash used by investing activities                              (69,382)         (34,482)
                                                                          -------          -------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                               70,250           20,500
    Repayment of long-term debt                                           (14,500)              --
    Repayment of notes payable to affiliates                              (25,000)              --
    Repayment of capital lease obligations                                   (443)            (469)
    Issuance of common stock                                               58,013               --
    Issuance of preferred stock                                                --            8,204
    Issuance of redeemable preferred stock                                     --            7,572
    Repayment of redeemable preferred stock                               (26,327)              --
    Deferred financing costs                                                 (286)              --
    Bank overdraft                                                             --              538
                                                                          -------          -------
       Net cash provided by financing activities                           61,707           36,345
                                                                          -------          -------
Net decrease in cash and cash equivalents                                  (5,385)            (697)

Cash and cash equivalents- beginning of period                              6,119              697
                                                                          -------          -------
Cash and cash equivalents- end of period                                      734               --
                                                                          =======          =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                4,056            1,317
    Cash paid during the period for income taxes                            1,928               23

Noncash investing and financing activities:
Assets acquired and liabilities assumed in hospital acquisitions:
    Receivables                                                            11,715            6,575
    Inventory                                                                 566              802
    Prepaid expenses and other assets                                         964              179
    Accounts payable and accrued expenses                                   4,568            4,427
    Estimated third-party payor settlements                                   108             (213)
    Capital lease obligations                                               1,161              620


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

(2)    ACQUISITIONS


       During the nine months ended December 31, 1998 and the year ended March 31, 1998, the Company acquired the following hospitals:

                  HOSPITAL                                 EFFECTIVE DATE                           LOCATION
                  --------                                 --------------                           --------
       NINE MONTHS ENDED DECEMBER 31, 1998:
            Puget Sound Hospital                          September 1, 1998                Tacoma, Washington
            Crosby Memorial Hospital                      November 1, 1998                 Picayune, Mississippi
            Memorial Hospital of Adel                     November 1, 1998                 Adel, Georgia

       YEAR ENDED MARCH 31, 1998:
            Memorial Hospital of Center                   May 1, 1997                      Center, Texas
            Delta Medical Center - Memphis                May 16, 1997                     Memphis, Tennessee
            Dolly Vinsant Hospital                        August 1, 1997                   San Benito, Texas
            Woodland Park Hospital                        February 1, 1998                 Portland, Oregon
            Eastmoreland Hospital                         February 1, 1998                 Portland, Oregon
            Lander Valley Medical Center                  February 1, 1998                 Lander, Wyoming
            Davenport Medical Center                      February 1, 1998                 Davenport, Iowa

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)

       The Company has acquired hospitals primarily in exchange for cash and assumption of associated liabilities for the nine months ended December 31, as follows:

                                                                           Nine Months Ended
                                                                              December 31,
                                                                          ---------------------
                                                                           1998           1997
                                                                          ------         ------
       Purchase price                                                     62,635         32,900
       Add:  liabilities assumed                                           5,767          4,834
       Less:  assets acquired                                             43,816         31,239
                                                                          ------         ------
             Costs in excess of fair value of net assets acquired         24,586          6,495
                                                                          ======         ======


       The acquisitions were accounted for as purchases and the accompanying consolidated financial statements include the results of the hospitals' operations from the respective dates of the acquisitions.

       The following unaudited pro forma results of operations for the three and nine months ended December 31, 1998 and 1997 give effect to the acquisitions as if the respective transactions had occurred as of April 1, 1997. The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed at the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved in hospital operations.

                                                               Three Months Ended                    Nine Months Ended
                                                                   December 31,                          December 31,
                                                            ---------------------------         -----------------------------
                                                              1998              1997               1998               1997
                                                            ---------         ---------         ----------         ----------
       Net operating revenue                                  51,015            53,401            155,861            156,601
       Net income available to common shareholders             1,003               (19)             1,312               (289)

       Basic earnings per share                                 0.06             (0.00)              0.10              (0.03)

       Diluted earnings per share                               0.06             (0.00)              0.08              (0.02)

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)


(3)    STOCKHOLDERS' EQUITY

       REINCORPORATION

       On August 20, 1998, the Company reincorporated as a Delaware corporation pursuant to a merger of New American Healthcare Corporation, a Tennessee corporation, with and into a newly created Delaware corporation. The name of the surviving entity is New American Healthcare Corporation. As a result of the merger, the Company increased the authorized number of shares of Common Stock from 20,000 to 50,000 and created a class of Non-Voting Common Stock with 1,500 authorized shares, caused all outstanding Series B Preferred Stock to be exchanged for Common Stock and Non-Voting Common Stock, and caused all outstanding shares of Series A Preferred Stock and accrued dividends to be redeemed for cash. As a result of the Reincorporation, each share of common stock in the Tennessee corporation was converted into 1.0473 shares of common stock in the Delaware corporation. All prior period share and per share information has been adjusted for the conversion.

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

       The following table sets forth the changes in the stockholders' equity accounts (in thousands):

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)


                                              COMMON STOCK
                              ----------------------------  ADDITIONAL    SERIES B   COMMON                  RETAINED      TOTAL
                              NON-VOTING   VOTING            PAID-IN     PREFERRED   STOCK      DEFERRED     EARNING   STOCKHOLDERS'
                                SHARES     SHARES   AMOUNT   CAPITAL       STOCK    WARRANTS  COMPENSATION  (DEFICIT)     EQUITY
                              ----------   ------   ------  --------     ---------  --------  ------------  ---------  -------------
BALANCE AT MARCH 31, 1998          --      8,027    $ 80    $ 24,264       $  2       $235        $  --       $ (666)    $ 23,915

Stock split prior to initial
    public offering                --        379       4          (4)        --         --           --           --           --

Conversion of preferred stock   1,423      2,766      42         (40)        (2)        --           --           --           --

Initial public offering of
    common stock                   --      5,000      50      57,963         --         --           --           --       58,013

Cumulative dividends on
     Series A preferred
     stock                         --         --      --        (710)        --         --           --           --         (710)

Deferred compensation
     associated with issuance
     of stock options              --         --      --         609         --         --         (609)          --           --

Amortization of deferred
     compensation                  --         --      --          --         --         --           75           --           75

Net income                         --         --      --          --         --         --           --        2,261        2,261
                                --------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998   1,423     16,172    $176     $ 82,082      $ --       $235       $ (534)      $1,595     $ 83,554
                                ==================================================================================================





       EARNINGS PER SHARE

       The following table sets forth the components used in the computation of basic and diluted earnings per share:

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              DECEMBER 31,             DECEMBER 31,
                                                           ------------------      --------------------
                                                            1998        1997         1998         1997
                                                           ------     -------      -------      -------
Numerator:
     Income from operations before extraordinary item       1,193         466        2,395          717
     Cumulative preferred dividends                            --        (132)        (710)        (291)
                                                           ------     -------      -------      -------
        Continuing operations                               1,193         334        1,685          426

     Extraordinary items                                       --          --         (134)          --
                                                           ------     -------      -------      -------
        Net income available to common shareholders         1,193         334        1,551          426
                                                           ======     =======      =======      =======

Denominator:
     Denominator for basic earnings per share -
        weighted-average shares outstanding                17,596       8,406       12,849        8,406

     Effect of dilutive securities
        Stock options                                         136          33          138           30
        Warrants                                              361          --          370           --
        Series B preferred stock                               --       4,189        2,164        4,094
                                                           ------     -------      -------      -------
            Denominator for diluted earnings per share     18,093      12,628       15,521       12,530
                                                           ======     =======      =======      =======




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

(4)    ACCOUNTING PRONOUNCEMENTS
       Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. Comprehensive income generally includes all changes to income during a period excluding those resulting from investments by stockholders and distributions to stockholders. Net income was the same as comprehensive income for the three and nine months ended December 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         New American acquires and operates acute care hospitals throughout the United States. The Company was formed to capitalize on opportunities to be the principal provider of health care services in those non-urban communities which it targets.

         The Company acquired its first hospital in August 1996 and through December 1998 has acquired ten additional hospitals. These eleven acute care hospitals are located in nine states and have a total of 1,347 licensed beds.

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

         In August 1996, the Company acquired Doctors Hospital in Wentzville, Missouri in an asset purchase transaction for $14.0 million. In May 1997, the Company acquired Memorial Hospital of Center, Center, Texas in a stock purchase transaction for $11.5 million. Also in May 1997, the Company purchased Eastwood Hospital, Memphis, Tennessee (later renamed Delta Medical Center - Memphis) in an asset purchase transaction for $13.3 million. In August 1997, the Company acquired Dolly Vinsant Memorial Hospital, San Benito, Texas in an asset purchase for $8.1 million. In January 1998, the Company acquired in a single transaction the assets of Lander Valley Medical Center, Lander, Wyoming; Davenport Medical Center, Davenport, Iowa; Woodland Park Hospital, Portland, Qregon; and Eastmoreland Hospital, Portland, Oregon for an aggregate purchase price of approximately $57.0 million. Lander Valley Medical Center is built on property subject to a ground lease from the City of Lander, which expires December 31, 2073. Woodland Park Hospital is leased pursuant to a long term lease, which expires December 31, 2029.

         Effective September 1, 1998, the Company acquired Puget Sound Hospital, Tacoma, Washington, for approximately $27.9 million. The acquisition of Puget Sound Hospital was accounted for as a purchase business combination and included the acquisition of certain net assets and the assumption of certain liabilities. To finance the Puget Sound Hospital acquisition, the Company borrowed $28.5 million under its revolving credit facility.

         Effective November 1, 1998, the Company acquired the assets of Crosby Memorial Hospital, in Picayune, Mississippi, for approximately $18.5 million. Crosby Memorial Hospital is leased pursuant to a long-term lease which expires upon completion of a replacement hospital. To finance the Crosby Memorial Hospital acquisition, the Company borrowed $18.8 million under its revolving credit facility.

         Effective November 1, 1998, the Company acquired Memorial Hospital of Adel, in Adel, Georgia, for approximately $16.5 million. The acquisition of Memorial Hospital of Adel was accounted for as a purchase business combination. To finance the Memorial Hospital of Adel acquisition, the Company borrowed $18.0 million under its revolving credit facility.

         The operating results of each of the above acquisitions are included in the Company's results of operations from the respective dates of purchase.

RESULTS OF OPERATIONS

         Net operating revenue is comprised of net patient service revenue and other revenue. Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between the hospitals' customary charges and payment rates under the Medicare and Medicaid programs and other third-party payors. Customary charges have generally increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Other revenue includes cafeteria sales, medical office building rental income and other miscellaneous revenue. Operating expenses primarily consist of hospital related costs of operation and include salaries and benefits, professional fees (includes medical professionals and consulting services), supplies, provision for doubtful accounts, and other operating expenses (principally consisting of utilities, insurance, property taxes, travel, freight, postage, telephone, advertising, repairs and maintenance). General and administrative expenses primarily relate to corporate overhead.

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from the Condensed Consolidated Statement of Operations of the Company included elsewhere in the report.

                                                                    THREE MONTHS                    PERCENTAGE
                                                                       ENDED                    INCREASE (DECREASE)
                                                                     DECEMBER 31,                 OF DOLLAR AMOUNTS
                                                          -------------------------------        -------------------
                                                              1998                  1997

Net operating revenue                                        100.0%                100.0%                155.0%
Operating expenses before depreciation
       and amortization and interest                          88.6%                 89.4%                152.7%
                                                          -------------------------------

EBITDA (1)                                                    11.4%                 10.6%                175.0%
Depreciation and amortization                                  3.7%                  3.7%                157.1%
Interest                                                       3.5%                  3.2%                183.3%
                                                          -------------------------------

Income before income taxes and
       extraordinary item                                      4.2%                  3.7%                185.7%
Income taxes                                                   1.7%                  1.1%                300.0%
                                                          -------------------------------

Income before cumulative preferred
       dividend                                                2.5%                  2.6%                140.0%
Cumulative preferred dividend                                  0.0%                  1.1%               -100.0%
                                                          -------------------------------

Net income available to common shareholders                    2.5%                  1.5%                300.0%
                                                          ===============================



                                                                    NINE MONTHS                    PERCENTAGE
                                                                       ENDED                    INCREASE (DECREASE)
                                                                     DECEMBER 31,                 OF DOLLAR AMOUNTS
                                                          -------------------------------        -------------------
                                                              1998                  1997

Net operating revenue                                        100.0%                100.0%                168.1%
Operating expenses before depreciation
       and amortization and interest                          89.1%                 90.3%                164.5%
                                                          -------------------------------

EBITDA (1)                                                    10.9%                  9.7%                202.3%
Depreciation and amortization                                  3.7%                  4.4%                125.0%
Interest                                                       3.9%                  3.1%                242.9%
                                                          -------------------------------

Income before income taxes and
       extraordinary item                                      3.3%                  2.2%                300.0%
Income taxes                                                   1.3%                  0.7%                433.3%
                                                          -------------------------------

Income before extraordinary item and
       cumulative preferred dividend                           2.0%                  1.5%                242.9%
Extraordinary item                                             0.1%                  0.0%                 N/A
Cumulative preferred dividend                                  0.6%                  0.7%                133.3%
                                                          -------------------------------

Net income available to common shareholders                    1.3%                  0.8%                300.0%
                                                          ===============================

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

SELECTED OPERATING STATISTICS

         The following table sets forth certain operating statistics for the Company's hospitals for each of the periods presented.

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            DECEMBER 31,                   DECEMBER 31,
                                                      -----------------------         ----------------------
                                                        1998           1997             1998          1997
                                                      --------        -------         --------       -------
All Hospitals:
      Total hospital revenue                          $ 48,155        $18,859         $122,015       $45,496
      EBITDA                                          $  5,487        $ 1,963         $ 13,223       $ 4,396
      Admissions                                         5,380          1,915           14,498         5,030
      Adjusted Admissions (1)                            9,286          3,099           25,212         8,251
      Patient Days                                      27,900         11,551           78,064        31,919
      Adjusted Patient Days (2)                         48,157         18,691          135,755        52,360
      Occupancy Rates (beds in service)                  27.75%         38.18%           26.01%        35.15%
      Average Length of Stay                              5.19           6.03             5.38          6.35
      Number of Hospitals                                   11              4               11             4

Same Hospitals (3)
      Total hospital revenue                          $ 16,424        $18,859         $ 51,420       $52,417
      EBITDA                                          $  1,637        $ 2,766         $  6,432       $ 6,803
      Admissions                                         1,923          1,915            5,717         5,656
      Adjusted Admissions (1)                            3,293          3,099            9,986         9,163
      Patient Days                                      10,352         11,551           31,910        35,062
      Adjusted Patient Days (2)                         17,728         18,691           55,740        56,802
      Average Length of Stay                              5.38           6.03             5.58          6.20
      Number of Hospitals                                    4              4                4             4

(1) Adjusted admissions are calculated as admissions for the period multiplied by the ratio obtained by dividing gross patient service revenue by gross inpatient service revenue.

(2) Adjusted patient days are calculated based on a revenue-based formula (multiplying actual patient days by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue for each hospital) to reflect an approximation of the volume of service provided to inpatient and outpatient by converting total patient revenue to equivalent patient days.

(3) Same hospitals are Doctors Hospital, Memorial Hospital of Center, Delta Medical Center-Memphis, and Dolly Vinsant Memorial Hospital and include results of operations prior to acquisition in the quarter acquired.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997.

         Net operating revenue was $48.2 million for the three months ended December 31, 1998 compared to $18.9 million for the comparable period of 1997, an increase of $29.3 million or 155.0%. The majority of the revenue increase was attributable to acquisitions offset in part by higher managed care discounts at two hospitals and lower capital reimbursement by Medicare. Revenue generated by hospitals owned during both periods ("same hospitals") decreased by $2.5 million or 13.2%, to $16.4 million from $18.9 million, due in large part to the two effects mentioned above.

         Operating expenses less depreciation and amortization and interest were $42.7 million, or 88.6% of net operating revenue, for the three months ended December 31, 1998 compared to $16.9 million or 89.4% of net operating revenue for the comparable period of 1997. Of the increase, $27.9 million was attributable to acquisitions. Operating expenses less depreciation and amortization for the same store hospitals were down $1.3 million for the same three month period.

         EBITDA was $5.5 million, or 11.4% of net operating revenue, for the three months ended December 31, 1998 compared to $2.0 million or 10.6% of net operating revenue for the comparable period of 1997. The increase in EBITDA was due to acquisitions and reduced operating expenses.

         Depreciation and amortization expense was $1.8 million for the three months ended December 31, 1998 compared to $0.7 million for the three months ended December 31, 1997, an increase of $1.1 million or 157.1%. The increase is due to the additional depreciation and amortization expense associated with the fact that nine of the Company's hospitals were owned for the entire three months ended December 31, 1998 versus only four of the Company's hospitals having been owned for the entire three months ended December 31, 1997.

         Interest expense was $1.7 million for the three months ended December 31, 1998, compared to $0.6 million for the three months ended December 31, 1997, an increase of $1.1 million or 183.3%. The increase was due to the increase in average outstanding indebtedness associated with the nine hospitals owned during the entire three months ended December 31, 1998 versus only four of the Company's hospitals having been owned for the entire three months ended December 31, 1997.

         Net income available to the common shareholders was $1.2 million for the three months ended December 31, 1998, compared to $0.3 million for the three months ended December 31, 1997, an increase of $0.9 million or 300.0%. Net income available to the common shareholders was 2.5% of net operating revenue in the 1998 period compared to 1.5% for the same period in 1997.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997

         Net operating revenue was $122.0 million for the nine months ended December 31, 1998, compared to $45.5 million for the comparable period of 1997, an increase of $76.5 million or 168.1%. Most of the increase was attributable to acquisitions. Revenue generated by hospitals owned during both periods ("same hospitals") decreased $1.0 million or 1.9%, to $51.4 million from $52.4 million, due in large part from the two effects mentioned above.

         Operating expenses less depreciation and amortization and interest were $108.7 million, or 89.1% of net operating revenue, for the nine months ended December 31, 1998 compared to $41.1 million, or 90.3% of net operating revenue, for the comparable period of 1997. The majority of the increase was attributable to acquisitions.

         EBITDA was $13.3 million, or 10.9% of net operating revenue, for the nine months ended December 31, 1998, compared to $4.4 million, or 9.7% of net operating revenue for the comparable period of 1997. The increase in EBITDA was due to acquisitions.

         Depreciation and amortization expense was $4.5 million for the nine months ended December 31, 1998, compared to $2.0 million for the nine months ended December 31, 1997, an increase of $2.5 million or 125.0%. The increase is due to the additional depreciation and amortization expense associated with the fact that eight of the Company's hospitals were owned for the entire nine months ended December 31, 1998 versus only one of the Company's hospitals having been owned for the entire nine months ended December 31, 1997.

         Interest expense was $4.8 million for the nine months ended December 31, 1998, compared to $1.4 million for the nine months ended December 31, 1997, an increase of $3.4 million or 242.9%. The increase was due to the increase in average outstanding indebtedness associated with the eight hospitals owned during the entire nine months ended December 31, 1998 versus only one of the Company's hospitals having been owned for the entire nine months ended December 31, 1997.

         The $0.1 million extraordinary item for the nine months ended December 31, 1998 related to the early retirement of the subordinated debt.

         Net income available to the common shareholder was $1.6 million for the nine months ended December 31, 1998 compared to $0.4 million for the same period in 1997, an increase of $1.2 million or 300%. Net income available to the common shareholder was 1.3% of net operating revenue in the 1998 period compared to 0.8% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, the Company had working capital of $22.6 million including cash and cash equivalents of $0.7 million. The ratio of current assets to current liabilities was 1.9 to 1.0 at December 31, 1998 and 1.8 to 1.0 and March 31, 1998.

         On August 20, 1998, the Company completed its initial public offering ("IPO") of common stock, selling 5 million shares at $13.00 per share netting the Company approximately $58.0 million. Net proceeds of the offering were used to pay dividends on and to redeem all of the Series A preferred stock ($26.3 million), to pay interest on and prepay all of the subordinated debt ($26.4 million) and to reduce indebtedness under the Company's revolving credit facility ($5.0 million). Concurrent with the IPO, the then outstanding Series B convertible preferred stock was converted into 1.4 million and 2.8 million shares of non-voting and voting common stock, respectively.

         The Company maintains a credit agreement which provides for a revolving credit facility in the amount of $132.5 million (the "Credit Facility"). At December 31, 1998, $93.3 million of the Credit Facility was drawn, an increase of $55.7 million from March 31, 1998. The increase was related to the acquisition of Puget Sound Hospital, Crosby Memorial Hospital, and Memorial Hospital of Adel, offset in part by a reduction in debt from the application of IPO proceeds. At December 31, 1998, the average borrowing rate on the Credit Facility was 6.9%.

         Cash flows provided by operating activities were $2.3 million for the nine months ended December 31, 1998 compared to cash flows used in operating activities of $2.6 million for the nine months ended December 31, 1997. This increase is primarily related to acquisitions. Cash used by investing activities was $69.4 million for the nine months ended December 31, 1998, primarily related to the acquisition of Puget Sound Hospital, Crosby Memorial Hospital, and Memorial Hospital of Adel. Cash used by investing activities was $34.5 million for the nine-month period ended December 31, 1997, primarily related to the acquisitions of Dolly Vinsant Memorial Hospital, Delta Medical Center - Memphis and Memorial Hospital of Center. Net cash provided by financing activities was $61.7 million for the nine months ended December 31, 1998, primarily from the IPO and borrowings related to the acquisition of Puget Sound Hospital, Crosby Memorial Hospital, and Memorial Hospital of Adel, net of repayment of subordinated debt and redemption of preferred stock. Net cash provided by financing activities was $36.3 million for the nine-month period ended December 31, 1997, primarily from bank borrowings related to the Dolly Vinsant Memorial Hospital, Delta Medical Center - Memphis and Memorial Hospital of Center acquisitions and issuance of preferred stock.

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

         Capital expenditures, excluding acquisitions, for the nine-month periods ended December 31, 1998 and 1997 were $8.9 million and $1.8 million, respectively. Capital expenditures related to management information systems ("MIS") (both financial and clinical) were approximately $4.0 million for the nine-month period ended December 31, 1998. Capital expenditures for the Company's hospitals will vary from year to year depending on facility improvements and service enhancements undertaken. Generally, capital expenditures are not expected to exceed $1.25 million per fiscal year per hospital.

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

STATUS OF THE COMPANY'S YEAR 2000 COMPLIANCE

         MIS. The Company is in the process of converting all of its hospitals to a new MIS, which it believes is Year 2000 compliant. As of December 31,

1998, eight of the Company's eleven hospitals had been converted to the new system. The Company expects the remaining three hospitals to be converted by August 31, 1999. The provider of the management information system has represented to the Company that the new system is Year 2000 compliant and the Company has done some initial testing of the system to verify its compliance.

         Non-MIS Equipment. Various clinical and non-clinical equipment currently in use at the Company's hospitals incorporate time/date elements. The Company has substantially completed an itemized inventory of all of its hospitals and identified substantially all equipment with potential Year 2000 problems. The Company has instructed each hospital to contact all vendors of such equipment prior to March 31, 1999 to assess Year 2000 compliance. Each hospital will report the current status of its non-MIS equipment problems to the corporate office at a meeting currently scheduled for February 22, 1999. The Company believes it will have completed this process and established a time frame for repairing or replacing any non-compliant equipment by September 30, 1999. The Company is also in the process of contracting its group purchasing agent to determine any Year 2000 compliance problems with respect to its sources of supplies. The Company has not received sufficient information from its group purchasing agent to determine any Year 2000 compliance problems with respect to its sources of supplies or to establish an estimated date for completing subsequent phases with respect to its supplies. In addition, the Company has established a plan to inventory the infrastructure in each of its hospitals to determine any Year 2000 compliance problems. The Company expects to complete its Year 2000 compliance plan with respect to the hospital's infrastructure by December 31, 1999.

         Third Party Relationships. In addition, the Company has ongoing relationships with third-party suppliers, vendors, payors and others, which may have computer systems with Year 2000 compliance problems that the Company does not control. Medicare is a significant source of revenues to the Company. According to the Health Care Financing Administration ("HCFA") web page, the Medicare program will be ready to process acceptable claims in the Year 2000. However, there can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and which are responsible for payment to the Company under Medicare and Medicaid programs, as well as other payors, will not experience problems with Year 2000 compliance. In addition, the Company depends upon other vendors such as utilities which provide electricity, water, natural gas and telephone services and vendors of medical supplies and pharmaceuticals used in patient care. As a part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem and expects to complete the initial contacting of these parties by September 30, 1999. The failure of such third parties to remedy Year 2000 problems could have a material adverse effect on the Company's business, financial condition and results of operations and ability to provide health care services.

COSTS OF YEAR 2000 COMPLIANCE.

         The Company expects to make capital expenditures of approximately $10.0 million which includes (i) approximately $6.0 million for the new MIS software and hardware and (ii) certain non-MIS costs associated with Year 2000 compliance. The Company does not expect to incur any other additional material Year 2000 compliance costs. In addition, the Company expects to spend approximately $0.5 million on Year 2000 compliant MIS for each hospital acquired in the future. The failure of the Company's management information system to be Year 2000 compliant could have a material adverse effect on the Company's business, financial conditions and results of operations.

RISKS RELATED TO YEAR 2000 ISSUES.

         The Company believes that it will be able to resolve its Year 2000 compliance problems before December 31, 1999; however, the Company has not yet completed all of the phases of its Year 2000 compliance program. The failure of the new MIS program, the non-MIS equipment or the hospital infrastructure to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of any of the foregoing could result in the Company's inability to diagnose or treat patients, bill for patient services, or collect payment from patients or third-party payors. Finally, if there are such disruptions generally in the economy as a result of Year 2000 compliance problems, such disruptions could have a material adverse effect on the Company. The Company is unable to estimate the amount of the potential liability or lost revenue at this time.

         The Company believes that the most likely worst case scenario of Year 2000 compliance problems is that some third-party payors will not be Year 2000 compliant. The failure of such third-party payors to be Year 2000 compliant could result in delays and difficulties in receiving payments from such payors for services provided by the Company. These problems could result from the inability to file claims with certain payors by electronic filings as well as such payors inability to process either electronic or paper filings. These problems could seriously impact the Company's cash flows. The Company intends to develop a contingency plan to address this scenario. It is expected that such a plan would involve establishing procedures whereby the Company would revert to manual billing processes and ensuring access to additional capital in case of cash flow problems.

CONTINGENCY PLANS FOR YEAR 2000 ISSUES.

         The Company intends to complete an initial contingency plan by August 31, 1999. However, in some instances (e.g. loss of water supply), the Company may not be able to develop contingency plans which allow the affected hospital to continue to operate. Each of the Company's hospitals has a disaster plan, which will be reviewed as a part of the Company's contingency planning process.

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

GENERAL

         Hospital revenue is received primarily from Medicare, Medicaid and commercial insurance. The federal Medicare program accounted for approximately 46.4% and 66.9% of hospital patient days for the nine months ended December 31, 1998 and 1997, respectively. The state Medicaid programs accounted for approximately 12.3% and 15.8% of hospital patient days for the nine months ended December 31, 1998 and 1997, respectively. The Company's percentage of revenue received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation. In addition, numerous states, insurance companies and employers are actively negotiating discounts to the Company's standard rates. The trend towards increased managed care, including a shift in payor mix toward health maintenance organizations, preferred provider organizations and other managed care payors, may also adversely affect payment rates for the Company's services and the Company's ability to achieve targeted growth rates in net patient service revenue.

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

         The Company's acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Company expects increased competition and admission constraints to continue in the future. The ability to respond successfully to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining the hospitals' ability to maintain their current rate of net revenue growth and operating margins.

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's hospitals was approximately 42.5% and 39.0% of gross patient service revenue for the nine months ended December 31, 1998 and 1997, respectively.

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

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments imbedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not presently have any derivative financial instruments and does not believe that this statement will have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this discussion, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives on the Company's business, including the recently enacted Balanced Budget Act of 1997; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its acquisition and development strategy and changes in such strategy; the availability and terms of financing to fund the expansion of the Company's business, including the acquisition of additional hospitals; the

Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the markets it serves; the effect of managed care initiatives on the markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in the Company's prospectus dated August 17, 1998. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 with respect to such statements contained herein. There can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                    PART II.
                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On January 21, 1999, the Board of Directors of the Company elected Thomas W. Singleton to be President, Chief Operating Officer and a Director of the Company. In connection with Mr. Singleton joining the Board of Directors, the size of the Board was increased from seven to eight members as provided in section 2.2 of the Company's bylaws.

         Mr. Singleton has 25 years of health care experience with an extensive background in hospital financial management and multi-hospital operation. He was most recently president of The Intensive Resource Group, LLC, a subsidiary of Quorum Health Group, Inc. ("Quorum"), which owns acute care hospitals and health systems nationwide. Prior to joining Quorum, he was chief financial officer and a board member of Hospital Management Professionals, Inc., which managed 70 hospitals. Earlier in his career, he was an officer at Hospital Affiliates International, one of the first public companies engaged in the operation of hospitals. Mr. Singleton received a BA degree in Economics from Vanderbilt University and an MBA in Finance from the University of Chicago.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                  EXHIBIT INDEX

    Exhibit No.
    -----------

       3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1998).

       3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Report on Form 10-Q for the quarter ended September 30, 1998).

       10.1 Agreement to Lease and Purchase dated October 29, 1998 among Lucius O. Crosby Memorial Hospital ("Seller") and NAHC of Mississippi, Inc. and New American Healthcare Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed November 16, 1998).

       10.2 Stock Purchase Agreement dated as of October 31, 1998 among NAHC Georgia Holdings, Inc. (as "Buyer"), the shareholders of Memorial Hospital of Adel, Inc. (the "Shareholders") and New American Healthcare Corporation (incorporated by reference to
              Exhibit 2.1 of the Company's Current Report on Form 8-K filed November 18, 1998).

       10.3 Third Amendment to Amended and Restated Credit Agreement, dated as of October 27, 1998, by and among New American Healthcare Corporation, as Borrower, Toronto Dominion (Texas), Inc., as Agent, The Toronto-Dominion Bank, as Issuing Bank, and various lenders thereto.

       27     Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

              During the three months ended December 31, 1998, the Company filed the following reports on Form 8-K:

       (i) Form 8-K dated November 16, 1998, in connection with the Company's agreement on October 29, 1998 to lease and purchase Crosby Memorial Hospital in Picayune, Mississippi. On January 14, 1999, the Company filed an Amendment No. 1 to such Current Report on Form 8-K/A, containing the financial statements of Crosby Memorial Hospital and certain pro forma financial information.

       (ii) Form 8-K dated November 18, 1998, in connection with the Company's acquisition on October 31, 1998 of the stock of Memorial Hospital of Adel in Adel, Georgia. On January 19, 1999, the Company filed Amendment No. 1 to such Current Report on Form 8-K/A, containing the financial statements of Memorial Hospital of Adel and certain pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 16, 1999                  NEW AMERICAN HEALTHCARE CORPORATION
       -----------------


                                          By: /s/  Robert M. Martin
                                              ----------------------------------
                                              Chief Executive Officer