Form 10-K
period 1999-03-31
NEW AMERICAN HEALTHCARE CORP
filed 1999-06-28
CIK 1005653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
CHECK ONE:

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                       OR
         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD
                 FROM ______ TO _____.

                        COMMISSION FILE NUMBER 001-14397

                       NEW AMERICAN HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                     62-1750169
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         109 WESTPARK DRIVE, SUITE 440
              BRENTWOOD, TENNESSEE                                  37027
    (Address of principal executive offices)                     (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 221-5070

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                             WHICH REGISTERED
           -------------------                         ------------------------
      COMMON STOCK $0.01 PAR VALUE                     NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                             Yes    X          No
                                  -----            ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of registrant's voting stock held by non-affiliates of the registrant on June 17, 1999 (based upon the closing price of $2.313 on such date) was $16,487,184.

         On June 17, 1999, 17,595,370 shares of the registrant's $0.01 par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: portions of the Registrant's definitive proxy materials for its 1999 Annual Meeting of Stockholders.

PART I

ITEM 1.  BUSINESS

OVERVIEW

         New American Healthcare Corporation (the "Company") operates acute care hospitals throughout the United States. The Company was formed to capitalize on opportunities to be the principal provider of health care services in the communities in which it operates with a focus on non-urban communities. Since acquiring its first hospital in August 1996, a non-urban facility in Wentzville, Missouri, the Company has acquired ten additional hospitals, including four that were purchased from a single party in January 1998. The Company's eleven acute care hospitals are located in nine states and have a total of 1,347 licensed beds.

         The Company's hospitals offer a wide range of inpatient and outpatient medical and surgical services and also provide other health care services, including general and geriatric psychiatry, rehabilitation and occupational medicine. All, except one hospital acquired in the third quarter of fiscal year 1999, of the Company's hospitals are accredited by either the Joint Commission on Accreditation of Health Care Organizations (JCAHO), the American Osteopathic Association (AOA) or both.

         The Company has developed and implemented an action plan for each of its hospitals. Key elements of the Company's action plan include: (i) improving operating efficiencies; (ii) recruiting additional physicians; (iii) expanding the number of services offered; (iv) joining health care networks; and (v) installing a standardized management information system.

INDUSTRY BACKGROUND

         Hospital Management Industry. According to the Health Care Financing Administration ("HCFA"), in 1996 health care expenditures comprised approximately 13.6% of the United States Gross Domestic Product, or in excess of $1 trillion. During 1996, health care expenditures at hospitals accounted for approximately 34.6% or $358.5 billion, of total health care spending. In recent years, the hospital industry has experienced (i) advances in medical treatments and technologies that permit shorter inpatient stays, and (ii) cost containment pressures by Medicare, Medicaid, HMOs, PPOs and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. As a result, the average length of stay in the acute care hospital has dropped from approximately 7.6 days in 1981 to approximately 6.5 days in 1995. At the same time, occupancy has decreased from 77.9% in 1981 to 65.7% in 1995. In addition, cost containment pressures have led to the development of alternative delivery sites, including skilled nursing facilities, home health programs, outpatient surgery and emergency and diagnostic centers. To remain competitive, many hospitals have become more vertically integrated through the introduction of various ancillary and outpatient services. As a result, average hospital outpatient visits have grown at an increasing rate. In 1981, hospital outpatient visits increased over the prior year by 0.9% and in 1995 increased over the prior year by 6.5%.

         Non-Urban Health Care Market. According to the American Hospital Association, in 1996 there were approximately 2,226 non-urban hospitals in the United States, over 2,035 of which were controlled by not-for-profit or governmental entities. The Company believes non-urban hospitals are attractive for several reasons. Non-urban service areas have smaller populations and are generally served by only one or two hospitals, resulting in less competition. The relative dominance of acute care hospitals in these smaller markets may also limit the entry of competitive alternate site providers such as outpatient surgery, rehabilitation or diagnostic imaging. The Company believes, in general, the demographic characteristics and the relative negotiating leverage of the local hospital also make such markets less attractive to HMOs and other managed care payors. In addition, the Company believes non-urban communities are often characterized by high levels of patient, physician and community loyalty that fosters cooperative relationships among the local hospital, physicians, patients and employers. Although the Company focuses primarily on non-urban hospitals, the Company has acquired and may in the future acquire hospitals that are not located in non-urban communities, but which nevertheless provide purchase opportunities that are attractive to the Company.

         Although the characteristics of the non-urban health care market present a number of opportunities, hospitals in such markets have been under considerable pressure. In recent years, hospitals have been required to operate within the reimbursement limitations imposed by the Medicare and Medicaid programs and private insurance companies, while the cost of health care has increased significantly. Non-urban hospitals have often experienced this pressure more intensely. Frequently, non-urban hospitals are owned and operated by not-for-profit and governmental entities that may have limited access to the capital required to keep pace with advances in medical technology and to make needed capital improvements. Such hospitals also may lack certain specialized management resources to enable the hospital to control its operating expenses, recruit and retain physicians and expand health care services. Collectively, these factors frequently lead to poor operating performance, a decline in the number of services offered, dissatisfaction by the community and physicians and concerns about quality of care. As a result, patients migrate to, or are referred by local physicians to, hospitals in larger urban markets. Patient out-migration further increases the financial pressure on physicians and hospitals within these markets, thereby limiting their ability to address the issues which have led to these pressures.

BUSINESS STRATEGY

         The Company's objective is to be a leading provider of quality, cost-effective health care in the communities it serves through the following strategies:

         Improve Operating Efficiencies. The local management team, with support from the corporate office, seeks to improve financial performance by:
         (i) implementing expense controls; (ii) proactively managing staffing levels based on patient volume and acuity; (iii) reducing supply costs by leveraging the Company's supply arrangements and renegotiating or terminating vendor contracts; and (iv) improving admissions, billing and collection procedures.

         Recruit Additional Physicians. The Company believes recruiting physicians is a key to expanding services offered and improving quality of care. As the primary decision maker in the delivery of health care, the physician is an important resource in directing patients to the Company's hospitals, providing high quality health care and building relationships between the community and the Company's hospitals. The Company continually evaluates the needs of the community for additional primary care and specialty physicians. The Company then works with the local hospital board, management and medical staff to define further the physicians needed and assists the local management team in identifying and recruiting specific physicians to meet those needs.

         Expand Services Offered. By expanding its service capabilities, the Company seeks to limit out-migration, increase local market share and generally capture a greater proportion of health care expenditures made by the communities. In addition, by providing a broader range of services, the Company believes it can treat higher acuity patients, thereby further increasing hospital revenues and profitability. These services may include specialty inpatient services, outpatient services, occupational medicine and rehabilitation. As part of developing a community health care delivery system, the Company's hospitals also operate satellite clinics. The Company also utilizes various mobile technologies to provide, on a cost-effective basis, services otherwise available only at larger, urban facilities.

         Join Health Care Networks. In markets where appropriate, the Company seeks to join networks of providers with an emphasis on primary care physicians. Such networks are increasingly important for directing patients to particular health care providers. Further, these networks help to position the Company's hospitals as the focal points of their respective community's health care delivery system. Additionally, the Company seeks affiliations with regional tertiary care providers in order to access services not provided by the Company's hospitals.

         Implement Standardized Information System. The delivery of high quality and cost-effective health care depends to an increasing extent on an effective clinical, financial and administrative information system. The Company has recently installed an integrated management information system designed for small and mid-size hospitals. The conversion of each hospital provides the Company's corporate office and hospital management teams with standardized and integrated clinical, financial and administrative information. Management believes this new system allows the Company to manage better all aspects of its business. The Company has completed the conversion of nine of its hospitals to this system as of March 1999 and expects the remaining two conversions to be completed by October 1999.

HOSPITAL OPERATIONS

         The Company completes a comprehensive analysis at each of its hospitals to identify strategic opportunities. The Company works in concert with hospital management to formulate a "strategic blueprint" designed to capitalize on these opportunities. Hospital management is responsible for the implementation of the blueprint. The Company's senior management meets with local managers monthly to review the hospital's performance. Management meets annually to reassess opportunities and reformulate strategic blueprints.

         Each hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. The quality of the local hospital management team is critical to the hospital's success. The Company has implemented a hospital management compensation program based upon the achievement of the financial and clinical goals set forth in the operating plan. The Company also generally grants stock options to members of each local management team as an additional incentive.

         While the hospital management team is responsible for the day-to-day operations of the hospitals, the Company's corporate staff provides support services to each hospital, including purchasing, corporate compliance, reimbursement, standardized information systems, human resources, business office, cash management, tax and insurance support. Financial controls are maintained through utilization of standardized policies and procedures which are supported by a company-wide management information system. The Company promotes communication among its hospitals and with the corporate office through a wide area network and video conferencing so that local expertise and improvements can be readily shared, additional training can be performed, and new policies and procedures can be implemented.

         As part of the Company's efforts to improve access to quality health care, the Company evaluates the needs of the community and adds appropriate services at its hospitals. Services added may include specialty inpatient services, such as cardiology, geriatric psychiatry, rehabilitation and subacute care, and outpatient services such as same-day surgery, imaging, occupational medicine and physical therapy. Management believes quality emergency services and OB/GYN services are particularly important because they are typically the most visible services provided to the community. The Company also makes capital investments in technology and facilities, where appropriate, in order to increase the quality and breadth of services available to the community. These capital investments are undertaken on a project-by-project basis and must meet financial benchmarks. The Company believes these added services improve access to health care and the hospitals' reputation in each community and will in turn increase patient volume and revenue.

         In order to add new services which meet the needs of the community, the Company's corporate staff assists the hospital management team in identifying and recruiting physicians to the hospital's medical staff. The Company supplements these efforts with independent recruiting firms. When recruiting a physician who is new to the community, the Company generally enters into a contract to guarantee the physician a minimum level of income during a limited initial period and assists the physician with his or her transition to the community. The Company generally requires the physician to repay some or all of the amounts expended for such assistance in the event the physician leaves the community prior to the expiration of the contract. The Company generally does not employ physicians.

         In markets where appropriate, the Company seeks to develop or join networks of providers with an emphasis on primary care physicians in order to be attractive to managed care payors, self insured employers and various government sponsored programs. Further, these networks help to position the Company's hospitals as the focal point of their respective community's health care delivery system. Regardless of other network development activity, the Company seeks affiliations with regional tertiary care providers to access services not offered by the Company's hospitals. Further, these alliances help enhance the image of the Company's hospitals. The Company currently has two affiliation agreements with tertiary provider hospitals for the purposes of accessing tertiary services, managed care, departmental consultants, physician specialists, and continuing medical education and enhancing physician recruitment. One agreement is with East Texas Medical Center Regional Healthcare System in Tyler, Texas and has a term of five years from January 1998, but either party can terminate upon ninety days written notice. The second agreement is with BJC Health System in St. Louis, Missouri and has a term of three years from July 1998, but either party can terminate at any time upon ninety days written notice.

HOSPITALS

         General

         The Company currently operates eleven acute care hospitals with 1,347 licensed beds located in Georgia, Iowa, Mississippi, Missouri, Oregon, Tennessee, Texas, Washington and Wyoming.

         The Company's hospitals offer a wide range of inpatient medical services, such as surgical procedures, intensive care, laboratory, imaging and emergency services, as well as outpatient services, such as same-day surgery, laboratory, imaging, occupational medicine and physical therapy. Some of the Company's hospitals provide, where cost effective, certain other services, including adolescent and geriatric psychiatry, rehabilitation, OB/GYN, orthopedics, chemical dependency, skilled nursing and home health services. The Company's hospitals do not provide highly specialized surgical services, such as organ transplants and open heart surgery, and are not engaged in extensive medical research or educational programs, although two of the hospitals have family practice residency programs. The Company's hospitals are generally involved in the local community through various activities such as participation in health fairs and sponsorship of educational programs.

         Hospital Descriptions

         Doctors Hospital is a 94-bed acute care hospital located in Wentzville, Missouri, approximately 40 miles west of St. Louis, which serves a population base of approximately

150,000. The hospital's 43-acre campus includes a medical office building and is located approximately five miles from the nearest hospital. The hospital offers a range of services that includes acute inpatient and outpatient care, surgery, intensive care, emergency, OB/GYN, imaging, laboratory, geriatric psychiatry, skilled nursing and occupational medicine. The medical staff of over 140 physicians provides primary care services and specialty services such as cardiology, neurology, urology and orthopedics.

         Memorial Hospital of Center is a 54-bed acute care hospital located in eastern Texas, 60 miles southwest of Shreveport, Louisiana, and is the only hospital located in Shelby County and serves a population base of approximately 23,000. The hospital is situated on a 20-acre campus, approximately 20 miles from the nearest hospital. Memorial Hospital offers a range of services, that includes acute inpatient and outpatient care, surgery, emergency, OB/GYN, imaging, cardiac and physical rehabilitation, laboratory and home health services. The medical staff of over 30 physicians provides primary care services and consulting services for oncology, urology, orthopedics, podiatry and ophthalmology. The hospital was the first in an eight county area to be trauma-level designated by the State of Texas.

         Delta Medical Center -- Memphis is a 243-bed acute care hospital located in southeast Memphis, serves a population base of approximately 300,000, and draws patients from rural Mississippi and Arkansas. The hospital is on a 20-acre campus that includes a 110,000 square foot medical office building and is located approximately five miles from the nearest hospital. The hospital offers a range of services that includes acute inpatient and outpatient care, surgery, intensive care, emergency, imaging, laboratory, geriatric and adolescent psychiatry, and chemical dependency. The medical staff of over 116 physicians provides primary care services and specialty services such as cardiology, neurology, urology and orthopedics. Delta Medical Center -- Memphis operates Total Care, a hospital-based PPO that enhances the ability of the hospital to access managed care patients.

         Dolly Vinsant Memorial Hospital is an 81-bed acute care hospital in San Benito, Texas serving a population base of approximately 50,000. The hospital is located in the southernmost county of Texas on a seven-acre campus and is six miles from the nearest hospital. Dolly Vinsant offers a range of services that includes acute inpatient and outpatient care, surgery, emergency, imaging, laboratory and progressive care services. The medical staff of over 160 physicians provides primary care services and specialty services such as urology, orthopedics, ophthalmology, and general surgery.

         Davenport Medical Center is a 149-bed acute care facility located in Davenport, Iowa, one of the Quad cities and serves a population base of approximately 150,000. The hospital and its medical office building are located on an 18-acre campus and is approximately two miles from the nearest hospital. The hospital offers a range of services that includes acute inpatient and outpatient care, surgery, intensive care, emergency, OB/GYN, imaging, laboratory, and skilled nursing services. The medical staff of approximately 220 physicians provides primary care services and specialty services such as urology, orthopedics and pulmonology. The hospital participates in a residency program for osteopathic physicians and opened an eleven-bed skilled nursing unit in January 1998.

         Lander Valley Medical Center is a 102-bed acute care hospital located in Lander, Wyoming, approximately 120 miles west of Casper and approximately 180 miles southeast of Jackson. The hospital serves a population base of approximately 17,000 and is located on a 25-acre campus approximately 27 miles from the nearest hospital. The hospital offers a range of services that includes acute inpatient and outpatient care, surgery, intensive care, emergency, OB/GYN, imaging, laboratory, geriatric and adolescent psychiatry, skilled nursing and home health services. The medical staff of over 40 physicians provides primary care services as well as specialty services such as orthopedics, urology, ophthalmology, and general surgery.

         Woodland Park Hospital is a 209-bed acute care neighborhood hospital located in the northeastern Portland, Oregon area, serving a population base of approximately 150,000. The hospital and its attached medical office building are located on a six-acre campus approximately three miles from the nearest hospital. The hospital offers a range of services that includes acute inpatient and outpatient care, surgery, intensive care, emergency services, OB/GYN, imaging, laboratory, geriatric and adolescent psychiatry and occupational medicine services. Home health services are provided in partnership with Eastmoreland Hospital. The medical staff of over 190 physicians provides primary care services and specialty services such as orthopedics, plastic surgery, ophthalmology, and general surgery.

         Eastmoreland Hospital is a 100-bed acute care neighborhood hospital located in the southeast Portland, Oregon area, serving a population base of approximately 175,000. The hospital is located on a six-acre campus with five medical office buildings on or adjacent to the campus and is approximately four miles from the nearest hospital. The hospital offers a range of services that includes acute inpatient and outpatient care, surgery, intensive care, emergency, imaging, laboratory, rehabilitation, geriatric psychiatry and occupational medicine services. The hospital also has a residency program for osteopathic physicians. Home health services are provided in partnership with Woodland Park Hospital. The medical staff of over 30 physicians provides primary care services and specialty services such as orthopedic surgery, plastic surgery, ophthalmology, otolaryngology, gynecology, and general surgery.

         Puget Sound Hospital is a 160-bed acute care hospital located in Tacoma, Washington that serves a population base of approximately 360,000. The hospital is located on a five-acre campus approximately three miles from the nearest hospital. The hospital provides a range of services that includes acute inpatient and outpatient care, surgery, intensive care, emergency, imaging, laboratory, geriatric psychiatry and chemical dependency treatment. The medical staff of over 200 physicians provides primary care services and specialty services such as orthopedics, ophthalmology, urology, podiatry, bariatrics, general surgery and a transfusion free medicine/surgery program.

         Crosby Memorial Hospital is a 95-bed acute care hospital in Picayune, Mississippi, approximately 50 miles north of New Orleans, Louisiana. The hospital serves a population base of approximately 50,000 and is located on a four-acre campus approximately 25 miles from the nearest hospital. The hospital offers a range of services that includes emergency, inpatient and outpatient services, OB/Nursery, cardiology, neurology, audiology, imaging, physical therapy, respiratory, behavioral health, home health and community education. The medical staff of over 80 physicians provides primary care services as well as specialty services such as oncology, ophthalmology, neurology and cardiology.

         Memorial Hospital of Adel consists of a 60-bed acute care hospital and a 95-bed Memorial Convalescent Center all located in Adel, Georgia, approximately 20 miles north of Valdosta, Georgia. The hospital serves a population base of approximately 25,000 and is located on a four-acre campus approximately ten miles from the nearest hospital. Memorial Hospital of Adel provides a range of services including an intensive care unit, OB/GYN services, a convalescent center, emergency services and home health. The medical staff of ten physicians provides primary care services and specialty services such as general surgery, obstetrics, and gynecology.

         Operating Statistics

         The following table sets forth certain operating statistics for the Company's hospitals for each of the periods presented. The data for the periods presented are not strictly comparable due to the significant effect that acquisitions have had on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Years Ended March 31,
                                                                 ------------------------------------
                                                                  1999           1998           1997
                                                                 -------        ------          -----
Hospitals owned or leased (at end of period)                          11             8              1
Licensed beds (at end of period)                                   1,347         1,032             94
Beds in service (at end of period)                                   997           697             94
Occupancy rate (% of licensed beds)(1)                              30.4%         54.0%          31.9%
Admissions                                                        20,882         8,378          1,086
Average length of stay (days)(2)                                     5.4           6.1            4.5
Patient days                                                     112,833        50,961          4,854
Gross inpatient revenue                                          164,027        75,137          8,406
Gross outpatient revenue                                         116,059        47,102          9,631

-------------------------------
(1) Percentages are calculated by dividing average daily census by average licensed beds.

(2) Average length of stay is calculated as the number of patient days divided by the number of admissions.

         Sources of Revenue

         The Company receives payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, state Medicaid programs, Indian Health Services ("IHS"), HMOs, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), employers and patients directly.

         The following table sets forth the percentage of gross patient revenue of the Company's hospitals from various payors for the periods indicated:

                                                    YEAR ENDED MARCH 31,
                                           ------------------------------------
                                           1999(1)        1998(1)       1997(1)
                                           -------        -------       -------
Medicare...............................     39.8%          51.5%         49.0%
Medicaid...............................     16.7           18.4          20.0
Private and other sources..............     43.5           30.1          31.0

---------------------------------
 (1) The data for the periods presented are not strictly comparable due to the significant effect that acquisitions have had on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Quality Assurance

         The Company's hospitals implement quality assurance procedures to help ensure quality care. Each hospital has clinical department review committees comprised of medical staff members that supervise individuals and are responsible for the quality of medical care provided in their respective department. In addition, each hospital has a medical staff executive committee comprised of physicians which review the professional credentials of physicians applying for medical staff privileges at the hospital. The medical staff executive committees also review and monitor surgical outcomes along with procedures performed. Further, the board of trustees of the hospital reviews the actions and patient outcomes of the medical staff. The Company periodically surveys patients either during their stay at the hospital or subsequently by mail or telephone to identify potential areas for improvement. All, except one hospital acquired in the third quarter of fiscal year 1999, of the Company's hospitals are accredited by either JCAHO, AOA or both.

         Regulatory Compliance Program

         With the help of a consulting firm, the Company has developed and implemented a company-wide compliance program. The Company's compliance program focuses on various areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, overall billing practices and laboratory and home health care operations. Dana C. McLendon, Jr., Senior Vice President and Chief Administrative Officer, currently serves as the Corporate Compliance Officer and, together with an Executive Compliance Committee, monitors adherence to the compliance program. The consulting firm has conducted training programs on the Company's corporate compliance program at all of the Company's hospitals and has been retained to provide ongoing training. The compliance program includes a 24-hour reporting hotline to encourage employees and others to report any potential compliance issues. The Company has a Board Committee with specific responsibility for compliance matters and has compliance committees at the hospital level.

         Management Information System

         The Company relies on the functionality, accuracy, reliability and proper use of its management information system. Historically, each of the Company's hospitals has operated under its own stand-alone systems. The Company has entered into an agreement with HMS to license its HMS Monitor System, which the Company believes, based on representations and warranties made by HMS, is a Year 2000 compliant, fully-integrated financial, clinical and administrative management information system. The Company believes this system will enable it to monitor, on a cost-effective basis, the operations of its hospitals and allow it to generate consistent data at each of its hospitals. The Company has completed the conversion of nine of its hospitals to this management information system as of March 1999 and expects the remaining two conversions to be completed by October 1999.

         The new system provides a full platform of software, including patient accounting, billing and collection, materials management, payroll/personnel system, accounts payable, general ledger, DRG/case mix management and medical records. The license agreement allows for additional hospitals to be added onto the network and provides that in the event HMS discontinues the maintenance and support of the software (and certain other events), the Company will be entitled to a perpetual license to the source code for the software including all updates and modifications.

         In addition, the Company has linked all of its hospitals, except the two most recently acquired hospitals, to each other and to corporate headquarters through a wide area network and video conferencing equipment. These tools promote communication among its hospitals so that local expertise and improvements can be readily shared, additional training can be performed and new policies and procedures can be implemented.

GOVERNMENT REIMBURSEMENT

         Medicare payments for general hospital inpatient care are based on a prospective payment system ("PPS"). Under the PPS, a hospital receives a fixed amount for operating costs based on the established fixed payment amount per discharge for categories of hospital treatment, commonly known as a diagnosis related group ("DRG"), for each Medicare inpatient. DRG payments do not consider a specific hospital's costs, but are adjusted for area wage differentials.

         For several years, the percentage increases to the DRG rates have been lower than the percentage increases in the cost of goods and services purchased by general acute care hospitals. The index used to adjust the DRG rates is based on the cost of goods and services purchased by hospitals as well as those purchased by nonhospitals (the "Market Basket"). The historical Market Basket rates of increase were 2.0% and 2.4% for federal fiscal years 1997 and 1998, respectively, and the Market Basket may be subject to further adjustment from year to year. The Company anticipates that future legislation may decrease the future rate of increase for DRG payments, but is unable to predict the amount of any such reduction.

         PPS and the Balanced Budget Act of 1997

         Psychiatric services, long-term care, rehabilitation, pediatric services and certain designated research hospitals, and distinct parts of rehabilitation and psychiatric units within hospitals, are currently exempt from PPS and are reimbursed on a cost-based system, subject to specific reimbursement caps. However, Congress recently enacted the Balanced Budget Act of 1997 (the "Budget Act"), which establishes a plan to balance the federal budget by fiscal year 2002, and which includes significant additional reductions in spending levels for the Medicare and Medicaid programs. For example, while skilled nursing facilities and units are currently exempt from PPS, for cost report periods beginning on or after July 1, 1998, a new system of PPS will be implemented for such facilities and units. For the year ended March 31, 1999, the Company had only 18 units, four of which are skilled nursing units, that were exempt from PPS.

         The Budget Act also requires Medicare to implement outpatient PPS effective January 1, 1999, and to transition to PPS for hospital-based home health agencies beginning October 1, 1999. As of the year ended March 31, 1999, the Company owned eight facilities that operate hospital-based home health agencies. However, the implementation of PPS for outpatient and home health services has been delayed indefinitely, to allow the Health Care Financing Administration ("HCFA") to focus on Year 2000 compliance efforts. The Company is currently unable to predict the timing or effect of PPS on the Company's business, financial condition and results of operations when the changes are ultimately implemented.

         Medicaid

         Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of their citizens. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

         Cost Reports

         The Medicare, Medicaid, CHAMPUS and other governmental programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payment to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

         Billing Compliance

         As part of its ongoing compliance program, the Company performs self-audits of billing and reimbursement. The Company's compliance policy is to refund overpayments revealed by these audits, and the Company may elect to participate in voluntary disclosure programs. The Company does not have any assurance that disclosure or repayment to a third party payor in any particular instance will not result in further investigation of the Company.

HEALTH CARE REFORM, REGULATION AND LICENSING

         Certain Background Information

         Health care, as one of the largest service sectors in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, and other hospital cost-containment programs, proposals to limit health care spending, proposals to limit prices, and industry competitive factors are among the many factors which are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of only limited regulatory guidance or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in violation of such laws, rules or regulations, its business, financial condition and results of operations could be materially adversely affected.

         There continues to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as the Company and proposals to increase co-payments and deductibles required to be paid by patients. The Company's facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review," have resulted in fewer of certain treatments and procedures being performed. Utilization review entails the review of the admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations ("PROs") is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties is also required under many managed care arrangements.

         Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

         Certificate of Need Requirements

         Some states require approval under certificate of need laws for the purchase, construction, renovation and expansion of health care facilities and services. Certificates of Need ("CON"), which are issued by state governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity for services, and certain other matters. A CON may also require a provider to commit to provide a certain level of uncompensated care. However Texas, where the Company operates two of its eleven hospitals, and Wyoming, where the Company operates one hospital, do not currently require CONs for hospital construction or changes in the mix of services. Georgia's law covers all types of health care facilities, and requires a CON before a health care facility can proceed with a construction or renovation project or any other capital expenditure exceeding $900,000; purchase or lease of major medical equipment costing more than $500,000; offer a health care service not previously provided; or add new beds. In Mississippi, a CON is required for the construction, development or establishment of a new health care facility; relocation of all or any part of a healthcare facility, health service, or item of major medical equipment; or a change in services or bed capacity. Tennessee requires a CON before the construction, development or establishment of any type of health care institution or where modifications require capital expenditure greater than $2.0 million, except in the case of a hospital. Tennessee also requires a CON when redistributing or increasing the number of licensed beds. Missouri requires a CON before offering or developing a new institutional health service within the state. Oregon requires CONs for new hospital, skilled nursing facility, or intermediate care service and substance abuse programs only. Iowa requires CON review when offering a new institutional health service. The state of Washington requires CON review for any construction, development or establishment of a new healthcare facility; the sale, purchase or lease of a hospital; change or redistribution in the bed capacity of a health care facility; and initiation of certain tertiary care, home health or hospice services. Although to date the Company has been successful in obtaining CONs for needed projects, the Company is unable to predict whether it will be able to obtain any CON that may be necessary to accomplish its business objectives in any jurisdiction where such CONs are required.

         Anti-Kickback Regulations

         Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the "anti-kickback" statute (the "Anti-Kickback Amendments"), prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Anti-Kickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services has issued regulations that create Safe Harbors under the Anti-Kickback Amendments. A given business arrangement which does not fall within a Safe Harbor is not per se illegal; however, business arrangements of health care service providers that fail to satisfy the applicable Safe Harbor criteria risk increased scrutiny by enforcement authorities. The "Health Insurance Portability and Accountability Act of 1996," which became effective January 1, 1997 broadened the scope of certain fraud and abuse laws, such as the Anti-Kickback Amendments and certain related enforcement activities.

         The Company provides financial assistance to recruit physicians into the communities served by its hospitals. No Safe Harbor for physician recruitment is currently in force. Although the Company is not subject to the Internal Revenue Service Revenue Rulings and related authority addressing recruitment activities by taxexempt facilities, management believes such IRS authority tends to set the industry standard for acceptable recruitment activities. The Company believes its recruitment policies are being conducted in accordance with the IRS authority and industry practice, and otherwise comply with the provisions of the Anti-Kickback Amendments. The Company also enters into certain professional services agreements and leases with physicians, is a party to certain joint ventures with physicians, and participates in a group purchasing joint venture. The Company believes these arrangements do not violate the Anti-Kickback Amendments. There can be no assurance the regulatory authorities that enforce the Anti-Kickback Amendments will not determine that the Company's physician recruiting activities, other physician compensation arrangements, or group purchasing activities violate the Anti-Kickback Amendments or other federal laws. Such a determination could subject the Company to liabilities under the Social Security Act, including exclusion of the Company from participation in Medicare and Medicaid.

         There is increasing scrutiny by law enforcement authorities, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"), the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent highly publicized investigations of certain hospital activities.

         In addition to investigations and enforcement actions initiated by governmental agencies, health care companies may also be the subject of qui tam (or "whistleblower") actions brought under the False Claims Act by private individuals on behalf of the government. Whistleblowers receive a portion of any amounts collected by the government in such actions as a reward for bringing the action to the government's attention. Actions under the False Claims Act are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the lawsuit, and defendant health care providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted. This process can take several years.

         Although, to its knowledge, the Company is not currently the subject of any investigation which is likely to have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that the Company and its hospitals will not be the subject of investigations or inquiries in the future.

         Limitations on Certain Physician Referrals

         In addition to the Anti-Kickback Amendments, other provisions of the Social Security Act restrict referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements (the "Stark Law"). A person making a referral, or seeking payment for services referred, in violation of Stark would be subject to the following sanctions: (i) civil money penalties of up to $15,000 for each service; (ii) assessments equal to twice the dollar value for each service; and/or (iii) exclusion from participation in the Medicare Program and any other government healthcare reimbursement program. Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should know has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly made referrals to such entity, then such physician or entity could be subject to a civil monetary penalty of up to $100,000. Many states have adopted or are considering similar legislative proposals, some of which extend beyond government programs to prohibit the payment or receipt of remuneration for the referral of patients and physician selfreferrals regardless of the source of the payment for the care. The Company's contracts with physicians on the medical staff of its hospitals and its participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

         The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework or in the interpretation of these laws, rules and regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATIONS

         The Company's health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, are also subject to various other environmental laws, rules and regulations.

         The Company acquired Puget Sound Hospital in Tacoma, Washington in September 1999. During its due diligence process, the Company discovered certain environmental contamination involving underground storage tanks no longer in use. Environmental consultants have developed a work plan to remediate such existing contamination which must be approved by the Washington State Department of Ecology. Once the work plan is approved, remediation may begin. The prior owner has agreed to fund all costs of such remediation.

         Although the Company is not currently aware of any other material environmental claims pending or threatened against it or any of its hospitals, no assurances can be given that a material environmental claim will not be asserted against the Company or against any of its hospitals. The costs of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on the Company's business, financial condition and results of operations.

HEALTH CARE FACILITY LICENSING AND CERTIFICATION REQUIREMENTS

         The Company's health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses and continue to be eligible for participation in the Medicare, Medicaid and other governmental programs, health care facilities must comply with strict standards concerning a variety of areas, including, but not limited to, medical care, written policies and procedures, record-keeping, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. The Company believes its health care facilities hold all material governmental approvals, licenses and permits. All licenses, provider numbers and other permits, certifications or approvals required to perform the Company's business operations are held by subsidiaries of the Company. All, except one hospital acquired in the third quarter of fiscal year 1999, of the Company's hospitals are accredited by either JCAHO, AOA or both.

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

         The Company's health care facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a PRO to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the primary voting members of which are physicians and community members, and are reviewed by the Company's quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

COMPETITION

         The primary bases of competition among hospitals are the quality and scope of medical services, location, strength of referral network, appearance of the facility and, to a lesser extent, price. The Company's hospitals compete with other hospitals, some of which may be more established, better equipped, offer a wider range of services or have financial resources greater than those of the Company. In addition, certain of these competing hospitals are owned by tax-supported government agencies or by tax-exempt, not-for-profit corporations that may be supported by endowments and charitable contributions and can finance capital expenditures on a tax-exempt basis. Those hospitals located in non-urban areas generally face less competition in their immediate patient service areas for the delivery of general acute care services than would be expected in larger communities. However, even in areas where the Company's hospitals are the only provider of health care services, such hospitals continue to face competition from larger tertiary care centers that attract patients for certain services either not offered or perceived to be inferior at the local hospital, thereby contributing to out-migration.

EMPLOYEES AND MEDICAL STAFF

         As of May 31, 1999, the Company had 2,350 "full-time equivalent" employees, 33 of whom were corporate headquarters personnel. The remaining employees, most of whom are nurses, other clinical, dietary, housekeeping and office personnel, work at the Company's hospitals. A total of 445 of the employees of Davenport Medical Center and Puget Sound Hospital are covered by collective bargaining agreements and approximately 65 registered nurses at Eastmoreland voted to be represented by a union. The Company considers relations with its employees to be good.

         The Company typically does not employ physicians and, as of May 31, 1999, the Company employed only 16 practicing physicians. Of these 16 physicians, ten were inherited pursuant to the Company's acquisitions and the remaining were recruited by the Company. Certain of the Company's hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, may be provided through independent contractor arrangements with physicians or contracts with companies specializing in providing such services.

PROFESSIONAL LIABILITY

         As part of its business, the Company is subject to claims of liability for events occurring in the ordinary course of hospital operations. To cover these claims, the Company maintains professional malpractice liability insurance and general liability insurance in amounts which management believes to be sufficient for its operations, although some claims may exceed the scope of the coverage in effect. The Company also maintains umbrella coverage. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that adequate levels of such insurance will continue to be available at a reasonable price.

RISK FACTORS

         This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this Report.

         Integration of Acquisitions. The Company acquired seven of its eleven hospitals during the fiscal year ended March 31, 1998 and three during the fiscal year ended March 31, 1999. These acquisitions have substantially increased the number of persons employed by the Company, the number of facilities operated by the Company and the geographic markets served by the Company. Although the Company believes it can successfully integrate and operate these hospitals, there can be no assurance that the newly acquired hospitals will be integrated successfully into the Company's operations, that cost savings or operating synergies will be realized to the extent anticipated by the Company or that the hospital operations will achieve levels of profitability necessary to justify the Company's investments therein. The operations of newly acquired hospitals may result in adverse effects on the Company's reported operating results, divert management's attention, create difficulties in attracting, retaining and training key personnel, and introduce risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Assumption of Liabilities of Acquired Hospitals. The Company has acquired hospitals with prior operating histories. The Company has from time to time identified certain past practices of acquired hospitals that do not conform to the Company's standards. Although the Company institutes certain policies and procedures designed to conform such practices to its standards, there can be no assurance that the Company will not become liable for the past operations, including billing and reimbursement practices which may be later asserted to be improper, of such hospitals. Although the Company has performed due diligence investigations with respect to potential liabilities of its hospitals and obtained indemnification with respect to certain liabilities from the sellers of such hospitals, there can be no assurance that any liabilities for which the Company becomes responsible will not be material or will not exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

         Limited Operating History. The Company was organized in 1995, and seven of the Company's eleven hospitals were acquired during the fiscal year ended March 31, 1998 and three hospitals were acquired during the fiscal year ended March 31, 1999. The largest single purchase, representing four of the Company's eleven hospitals, was completed in January 1998. There is limited history of operation of the hospitals by the Company. There can be no assurance that the Company will be able to achieve satisfactory operating results.

         Health Care Industry Investigations. Significant media and public attention has recently focused on the hospital industry due to ongoing federal and state investigations reportedly related to certain referral, cost reporting and billing practices, laboratory and home health care services, physician recruitment practices, and physician ownership of health care providers and joint ventures involving, skilled nursing, rehabilitation and psychiatric hospitals. As part of its hospital operations, the Company operates laboratories, provides home health, skilled nursing, rehabilitation and psychiatric services and engages in a variety of physician recruitment activities. The Company also has significant Medicare, Medicaid and other governmental billings. The Company monitors these aspects of its business and believes its business practices are consistent with current industry standards. However, applicable laws are complex and constantly evolving, and there can be no assurance that government investigations will not result in interpretations that are inconsistent with industry practices, including the Company's practices. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation has previously been available. Certain of these positions appear to be inconsistent with practices that have been common within the industry and which have not previously been challenged in this manner. Moreover, in certain instances, government investigations that have in the past been conducted under the civil provisions of federal law are now being conducted as criminal investigations.

         The Company provides financial incentives to recruit physicians into the communities served by its hospitals, including loans and minimum revenue guarantees. The Company also enters into certain leases with physicians and is a party to certain joint ventures with physicians. There can be no assurance that regulatory authorities who enforce the anti-kickback law, the Stark law and similar state and federal laws will not determine that the Company's physician recruiting activities, other physician arrangements or group purchasing activities violate the anti-kickback law or other federal laws. Such a determination could subject the Company to liability. DHHS has the authority to exclude from participation in the Medicare and Medicaid programs those individuals and entities that engage in defined prohibited activities, including, but not limited to, violations of state or federal law. DHHS also has the authority to impose substantial civil monetary penalties for certain prohibited activities, including those activities prohibited by the anti-kickback law and the Stark law.

           Health Care Regulation. The health care industry is subject to extensive federal, state and local laws and regulations relating to issues such as licensure, conduct of operations, ownership of facilities, additional facilities and services, and prices for services. Such laws and regulations are extremely complex, and in many instances the industry has the benefit of little or no regulatory or judicial interpretation. The laws, rules and regulations governing the health care industry are subject to considerable interpretation and considerable discretion on the part of regulators and courts. If a determination is made that the Company is in violation of such laws, rules or regulations, or if further changes in the regulatory framework occur, any such determination or changes could have a material adverse effect on the Company's business, financial condition and results of operations.

         Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts against health care providers and other health care businesses. One federal initiative, Operation Restore Trust, focused on investigating health care providers in the home health and nursing home industries as well as medical suppliers to these providers in 17 states, including six states (Georgia, Mississippi, Missouri, Texas, Tennessee and Washington) in which the Company operates and a form of this initiative is still in place. The OIG and DOJ from time to time establish enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Current initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory billing practices. Three of the Company's hospitals have been the subject of enforcement efforts as discussed in Item 3.

         Effect of Reimbursement and Payment Policies; Health Care Reform Legislation. The Company's hospitals derive a substantial portion of their revenue from governmental programs. Such programs are highly regulated and are subject to frequent and substantial changes. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of hospital procedures and costs. The Balanced Budget Act of 1997 includes significant additional reductions in spending levels for the Medicare and Medicaid programs. These include, among others, payment reductions directly affecting hospitals, establishment of prospective payment systems under Medicare for skilled nursing facilities, home health agencies and hospital outpatient procedures. This legislation also repealed the federal payment standard (the "Boren Amendment") for hospitals and nursing facilities under Medicaid, increasing states' discretion over the administration of Medicaid programs.

         Federal and state proposals are pending that would impose further limitations on governmental payments to health care providers such as the Company and increase patient co-payments and deductibles. A number of states are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care for certain populations and/or to impose additional taxes on hospitals to help finance or expand the states' Medicaid programs. An increasing number of related legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major structural reforms in the health care system, either nationally or at the state level. While the Company anticipates that payments to hospitals will be reduced as a result of future federal and state legislation, it is uncertain at this time what health care reform legislation may ultimately be enacted, if any, or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's business, financial condition and results of operations. Significant additional reductions in payment levels could have a material adverse effect on the business, financial condition and results of operations of the Company.

         Dependence on Physicians and Other Health Care Professionals. The success of the Company's hospitals is largely dependent upon the number and quality of the physicians representing various specialties on the hospitals' medical staffs. The Company is also largely dependent on the maintenance of good relations between the Company and such physicians. Hospital physicians are generally not employees of the Company and most staff physicians have admitting privileges at hospitals other than those of the Company. Only a limited number of physicians are interested in practicing in the non-urban communities in which some of the Company's hospitals are located, and the loss of physicians in these communities, or the inability of the Company to recruit physicians to these communities, could have a material adverse effect on the Company's business, financial condition and results of operations. The operations of the Company's hospitals may also be affected by difficulties in attracting and retaining nurses and certain other health care professionals in these communities.

         Year 2000 Compliant Information Systems. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. By the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Computer systems that do not accept four-digit entries could fail or produce erroneous results and cause disruptions of operations. As a result, many software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has completed the conversion of nine of its hospitals to a new management information system in March 1999 and expects the remaining two hospitals to be converted by October 1999. The provider of the management information system has represented to the Company that the new system is Year 2000 compliant and the Company has done some initial testing of the system to verify its compliance. The failure of the Company's management information system to be Year 2000 compliant could have a material adverse effect on the Company's business, financial conditions and results of operations.

         Various clinical and non-clinical equipment currently in use at the Company's hospitals are also subject to Year 2000 issues. The Company is examining such equipment in conjunction with its suppliers. The failure of such equipment to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the Company has ongoing relationships with third-party payors, suppliers, vendors, and others that may have computer systems with Year 2000 problems that the Company does not control. There can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and which are responsible for payment to the Company under the Medicare and Medicaid programs, as well as other payors, will not experience significant problems with Year 2000 compliance. According to testimony before a U.S. House of Representatives subcommittee, the DHHS is far behind in remedying Year 2000 problems, which could delay payment of claims to providers. The failure of third parties to remedy Year 2000 problems could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. Competition among hospitals and other health care providers in the United States has intensified in recent years due to cost containment pressures, changing technology, changes in government regulation and reimbursement, changes in practice patterns (such as shifting from inpatient to outpatient treatments), the impact of managed care organizations and other factors. The Company's hospitals face competition for patients from larger tertiary care centers, outpatient service providers and other local non-urban hospitals that provide similar services to those offered by the Company's hospitals. Some of the hospitals that compete with the Company have greater financial resources and/or are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions, and can finance capital expenditures on tax-exempt basis.

         Need for Additional Capital. The operations of the Company's hospitals require ongoing capital expenditures for renovation, expansion and addition of costly medical equipment and technology. The Company may incur indebtedness and may issue, from time to time, debt or equity securities to fund any such expenditures. There can be no assurance that sufficient financing will be available on terms satisfactory to the Company, if at all.

         Risks Related to Intangible Assets. The Company's acquisitions have resulted in the recording of a significant amount of goodwill. As of March 31, 1999, the Company had goodwill of approximately $41.9 million, which is being amortized over 40 years. There can be no assurance that the value of goodwill or other intangible assets will ever be realized by the Company. The Company periodically reviews the recoverability of its intangible assets. Recoverability of intangibles is determined based on the undiscounted future operating cash flows from the related hospital. The amount of impairment, if any, that may require an additional change to earnings, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or based on the fair value of the related hospital. The write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and results of operations.

         Professional Liability. In recent years, physicians, hospitals and other health care providers have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. To cover certain claims arising out of the operations of its hospitals, the Company maintains professional malpractice liability insurance and general liability insurance in amounts that management believes to be sufficient for its operations. However, some claims may exceed, or may not be covered by the policy in effect. The cost of malpractice and other liability insurance has risen significantly during the past few years. While the Company's professional and other liability insurance has been adequate in the past to provide for liability claims, there can be no assurance that adequate levels of such insurance will continue to be available at reasonable cost to the Company.

         Labor Unions; Potential Work Stoppage. Approximately 235 employees at the Company's hospital located at Davenport, Iowa are represented by a labor union. In addition, approximately 210 employees at Puget Sound Hospital are represented by labor unions. In April 1999, approximately 65 registered nurses at Eastmoreland voted to be represented by a union. The company and the union have not entered into any negotiations. There can be no assurance that the Company will be able to renew existing labor union contracts on acceptable terms. In addition, employees could exercise their rights under labor union contracts, which could include a strike or walk-out. In such cases, there are no assurances that the Company would be able to staff sufficient employees for its short-term needs. Any such labor strike or the inability of the Company to negotiate a satisfactory contract upon expiration of the current agreements could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters occupy approximately 13,940 square feet leased at 109 Westpark Drive, Suite 440, Brentwood, Tennessee. The lease has a remaining term of two years with base monthly rent of $20,227.

         The following table sets forth certain information with respect to each of the Company's hospitals:

                                                  Date of             Licensed            Hospital
                                                  Acquisition         Beds                Owned/leased
                                                  -----------         --------            ------------
Doctors Hospital                                  8/1/96              94                  owned
  Wentzville, MO
Memorial Hospital of Center                       5/1/97              54                  owned
  Center, TX
Delta Medical Center -- Memphis                   5/16/97             243                 owned
  Memphis, TN
Dolly Vinsant Memorial Hospital                   8/1/97              81                  owned
  San Benito, TX
Davenport Medical Center                          2/1/98              149                 owned
  Davenport, IA
Lander Valley Medical Center(1)                   2/1/98              102                 leased
  Lander, WY
Woodland Park Hospital(2)                         2/1/98              209                 leased
  Portland, OR
Eastmoreland Hospital                             2/1/98              100                 owned
  Portland, OR
Puget Sound Hospital                              9/1/98              160                 owned
  Tacoma, WA
Memorial Hospital of Adel                         11/1/98             60                  owned
   Adel,  GA
Crosby Memorial Hospital(3)                       11/1/98             95                  leased
   Picayune, MS

-------------------------------
 (1) The Lander Valley Medical Center is subject to a ground lease from the City of Lander, Wyoming, which expires December 31, 2073, with no option to renew. The current annual rent is $4,208. The Company is responsible for paying real estate taxes assessed against the buildings, personal property taxes and license taxes.
 (2) Woodland Park Hospital is leased pursuant to a lease, which expires December 31, 2029 with no option to renew. The current rental is $28,114 per month with a 3% annual increase each January 1. The Company is responsible for paying all operating expenses including all real and personal property taxes and assessments, insurance utilities and repair costs.
 (3) Crosby Memorial Hospital is leased pursuant to a long-term lease, which expires upon completion of a replacement hospital. At the time of purchase, a prepaid lease payment was made for the entire term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of contracts or for wrongful restriction of or interference with physician's staff privileges. In certain of these actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

RECENT INVESTIGATIONS

         In April 1997, the DOJ, Eastern District of Texas, sent a demand letter to the Company's hospital in Center, Texas, alleging improper laboratory billing practices during periods prior to the Company's ownership of the hospital. The Company settled this claim for approximately $18,000, and recovered its settlement costs for this claim form the prior owner of the hospital pursuant to an indemnification agreement.

         In September 1997, the DOJ, Southern District of Texas, sent a demand letter to the Company's hospital in San Benito, Texas alleging improper laboratory billing for periods prior to the Company's ownership. The DOJ has offered to settle the claim for approximately $20,000. The Company will seek indemnification from prior owners for any liabilities with respect to this matter and such prior owners have acknowledged their responsibility. The prior owners are in the process of appealing the proposed settlement.

         In November 1997, DOJ, Eastern District of Missouri, sent a demand letter to the Company's hospital in Wentzville, Missouri alleging improper laboratory billing practices from 1991 to 1997. On April 29, 1999, the Company entered into a settlement agreement with the Department of Health and Human Services whereby the Company paid $178,998, of which $158,580 was paid by the previous owner pursuant to an indemnification agreement entered into as part of its purchase of the hospital.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The common stock of the Company is traded on the New York Stock Exchange ("NYSE") under the designation "NAH." The following table sets forth the high and low sales price of the common stock for each quarter since the Company began trading on the NYSE in August 1998.

                                                            SALES PRICE
                                                            -----------
              FISCAL PERIOD                              HIGH         LOW
              -------------                             -------      ------
              Quarter ended September 30, 1998          $13.063      $9.813
              Quarter ended December 31, 1998           $11.625      $8.813
              Quarter ended March 31, 1999              $11.188      $1.813

         On June 15, 1999, there were approximately 59 holders of record of the common stock and the closing bid quotation for the common stock was $2.50 per share, as reported by the NYSE.

         The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is prohibited from issuing dividends under its Bank Credit Facility. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data have been derived from the audited consolidated financial statements of the Company and its subsidiaries as of March 31, 1996 and the period from August 16, 1995 (inception) through March 31, 1996 and as of and for the years ended March 31, 1997, 1998 and 1999. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial condition and Results of Operations" included herein.

                                                                   YEARS ENDED                         PERIOD
                                                                     MARCH 31,                    AUGUST 16, 1995
                                                       ------------------------------------       (INCEPTION) TO
                                                          1999          1998         1997          MARCH 31, 1996
                                                       ----------     ---------     -------     -------------------

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenues:
    Net patient service revenue                         $ 167,509     $ 73,725     $ 10,737         $       --
    Other revenue                                           4,331        1,924          350                 17
                                                        ---------     --------     --------         ----------

      Net operating revenues                              171,840       75,649       11,087                 17

  Expenses:
    Salaries and benefits                                  78,020       31,276        4,117                 --
    Professional fees                                      23,375        8,608          620                 --
    Supplies                                               19,536        8,314        1,439                 --
    Provision for doubtful accounts                        13,878        7,837          534                 --
    General and administrative                              4,132        3,484        1,871                385
    Transition and other related costs                        906           --           --                 --
    Other                                                  17,475        9,286        2,377                 --
    Depreciation and amortization                           6,677        2,836          783                  5
    Interest                                                6,716        2,637          363                  1
                                                        ---------     --------     --------         ----------

                                                          170,715       74,278       12,104                391
                                                        ---------     --------     --------         ----------

      Income (loss) before income taxes
        and extraordinary item                              1,125        1,371       (1,017)              (374)

  Income taxes                                                463          579           67                 --
                                                        ---------     --------     --------         ----------

      Income (loss) before extraordinary item                 662          792       (1,084)              (374)

  Extraordinary item - loss on early extinguishment
    of debt (net of tax of $89,000)                           134           --           --                 --
                                                        ---------     --------     --------         ----------

      Net income (loss)                                       528          792       (1,084)              (374)

  Cumulative preferred dividend                               710          617           --                 --
                                                        ---------     --------     --------         ----------
      Net income (loss) attributable to common
        stockholders                                    $    (182)    $    175     $ (1,084)        $     (374)
                                                        =========     ========     ========         ==========

  Net income (loss) per share:
    Basic:
        Continuing operations                           $   (0.00)    $   0.02     $  (0.13)        $    (0.08)
        Extraordinary item                                  (0.01)          --           --                 --
                                                        ---------     --------     --------         ----------
                                                        $   (0.01)    $   0.02     $  (0.13)        $    (0.08)
                                                        =========     ========     ========         ==========

  Diluted:
      Continuing operations                             $   (0.00)    $   0.01     $  (0.13)        $    (0.08)
      Extraordinary item                                    (0.01)          --           --                 --
                                                        ---------     --------     --------         ----------
                                                        $   (0.01)    $   0.01     $  (0.13)        $    (0.08)
                                                        =========     ========     ========         ==========

  Weighted average number of shares and
    dilutive share equivalents outstanding:
      Basic                                                14,026        8,406        8,406              4,983
      Diluted                                              14,026       13,212        8,406              4,983



                                                         AS OF MARCH 31,
                                            1999        1998      1997       1996
                                          --------    --------   -------    -------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data:
  Working capital                           26,638      15,306      522      1,043
  Total assets                             219,764     134,193   19,220      1,164
  Long-term obligations, excluding
   current portion                         108,799      67,184      975         24
  Redeemable preferred stock                    --      25,617       --         --
  Total stockholders' equity                81,843      23,915   15,005      1,088


         Quarterly financial information for the years ended March 31, 1999 and 1998 is summarized below:

                                                                 Quarters
                                               ----------------------------------------------
                                                 1st            2nd         3rd        4th
                                               -------        -------     -------    --------
                                                   (In thousands except per share data)
1999
  Net operating revenue                         35,898         37,962      48,155      49,825
  Income (loss) before income taxes and
    extraordinary item                             523          1,481       1,988      (2,867)
  Net income (loss) attributable to common
    stockholders                                  (123)           481       1,193      (1,733)

  Net income (loss) per share:
    Basic:
      Continuing operations                    $ (0.02)       $  0.05     $  0.07    $  (0.10)
       Extraordinary item                           --          (0.01)         --          --
                                               -------        -------     -------    --------
                                               $ (0.02)       $  0.04     $  0.07    $  (0.10)
                                               =======        =======     =======    ========
    Diluted:
      Continuing operations                    $ (0.02)       $  0.04     $  0.07    $  (0.10)
      Extraordinary item                            --          (0.01)         --          --
                                               -------        -------     -------    --------
                                               $ (0.02)       $  0.03     $  0.07    $  (0.10)
                                               =======        =======     =======    ========


1998
  Net operating revenue                          9,862         16,775      18,859      30,153
  Income (loss) before income taxes               (221)           540         661         391
  Net income (loss) attributable to common
    stockholders                                  (263)           355         334        (251)

  Net income (loss) per share:
    Basic                                        (0.03)          0.04        0.04       (0.03)
    Diluted                                      (0.03)          0.03        0.03       (0.03)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Report constitute forward-looking statements. Such forward-looking statements (which may be identified by words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives affecting the Company's business, including the Balanced Budget Act of 1997; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its business strategy and changes in such strategy; the availability and terms of financing to fund the operation of the Company's business; the Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the non-urban markets it serves; the effect of managed care initiatives on the non-urban markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

         New American acquires and operates acute care hospitals throughout the United States. The Company was formed to capitalize on opportunities to be the principal provider of health care services in those non-urban communities which it targets.

         The Company acquired its first hospital in August 1996 and through March 1999 has acquired ten additional hospitals. These eleven acute care hospitals are located in nine states and have a total of 1,347 licensed beds.

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

         In August 1996, the Company acquired Doctors Hospital in Wentzville, Missouri in an asset purchase transaction for $14.0 million. In May 1997, the Company acquired Memorial Hospital of Center, Center, Texas in a stock purchase transaction for $11.5 million. Also in May 1997, the Company purchased Eastwood Hospital, Memphis, Tennessee (later renamed Delta Medical Center - Memphis) in an asset purchase transaction for $13.3 million. In August 1997, the Company acquired Dolly Vinsant Memorial Hospital, San Benito, Texas in an asset purchase for $8.1 million. In January 1998, the Company acquired in a single transaction the assets of Lander Valley Medical Center, Lander, Wyoming; Davenport Medical Center, Davenport, Iowa; Woodland Park Hospital, Portland, Oregon; and Eastmoreland Hospital, Portland, Oregon for an aggregate purchase price of approximately $57.0 million. Lander Valley Medical Center is built on property subject to a ground lease from the City of Lander, which expires December 31, 2073. Woodland Park Hospital is leased pursuant to a long-term lease, which expires December 31, 2029.

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

         Effective November 1, 1998, the Company acquired the assets of Crosby Memorial Hospital, in Picayune, Mississippi, for approximately $18.5 million. Crosby Memorial Hospital is leased pursuant to a long-term lease, which expires upon completion of a replacement hospital. To finance the Crosby Memorial Hospital acquisition, the Company borrowed $18.8 million under its revolving credit facility.

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

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from the Consolidated Statements of Operations of the Company included elsewhere in the report.

                                                   Year Ended March 31,
                                              -----------------------------
                                               1999       1998        1997
                                              ------     ------      ------
Net operating revenue                         100.0%     100.0%      100.0%
Operating expenses before depreciation
  and amortization and interest                91.6%      91.0%       98.2%
                                              ------------------------------

EBITDA(1)                                       8.4%       9.0%        1.8%
Depreciation and amortization                   3.9%       3.7%        7.2%
Interest                                        3.9%       3.4%        3.6%
                                              ------------------------------

Income (loss) before income taxes and
  extraordinary item                            0.6%       1.9%       (9.0%)
Income taxes                                    0.2%       0.8%        0.9%
                                              ------------------------------

Income (loss) before extraordinary item         0.4%       1.1%       (9.9%)
Extraordinary item                              0.1%       0.0%        0.0%
                                              ------------------------------

Net income (loss)                               0.3%       1.1%       (9.9%)
Cumulative preferred dividend                   0.4%       0.8%        0.0%
                                              ------------------------------
Net income (loss) attributable to common
  stockholders                                 (0.1%)      0.3%       (9.9%)
                                              ==============================

------------

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

       Year ended March 31, 1999 compared to year ended March 31, 1998

         Net operating revenue was $171.8 million for the year ended March 31, 1999, compared to $75.6 million for the comparable period of 1998, an increase of $96.2 million or 127.2%. Net operating revenue for the hospitals owned during both years ended March 31, 1999 and 1998, for the same months owned in each period, was $71.9 and $75.6 million, respectively. This decrease is primarily due to managed care pricing pressures in three markets, lower-than-expected volume growth and a slow down in physician recruitment.

         Operating expenses less depreciation and amortization and interest were $157.3 million, or 91.6% of net operating revenue, for the year ended March 31, 1999 compared to $68.8 million, or 91.0% of net operating revenue, for the comparable period of 1998. Operating expenses less depreciation and amortization and interest for the hospitals owned during both years ended March 31, 1999 and 1998, for the same months owned in each period, was $70.0 and $68.8 million, respectively. This increase is primarily due to $0.9 million of transition and other related costs during the year ended March 31, 1999 relating to one-time charges for transitioning a new Chief Executive Officer. The Company expects to incur approximately $0.5 of severance and other related costs during the quarter ended June 30, 1999 related primarily to personnel changes in connection with restructuring the corporate office.


         Depreciation and amortization expense was $6.7 million for the year ended March 31, 1999, compared to $2.8 million for the comparable period of 1998, an increase of $3.9 million or 139.3%. The increase is primarily due to an increase in depreciation expense relating to acquisitions and a $10.1 million increase in capital expenditures, excluding acquisitions, for the year ended March 31, 1999.

         Interest expense was $6.7 million for the year ended December 31, 1999, compared to $2.6 million for the comparable period of 1998, an increase of $4.1 million or 157.7%. The increase was due to the increase in average outstanding indebtedness associated with the eight hospitals owned during the entire year ended March 31, 1999 versus only one of the Company's hospitals having been owned for the entire comparable period of 1998. The average debt outstanding for the year ended March 31, 1999 and 1998 was $54.9 and $20.7 million, respectively, bearing interest at a rate of 7.1% and 6.9% at the end of each respective period.

         The $0.1 million extraordinary item for the year ended March 31, 1999 related to the early retirement of the subordinated debt in August 1998.

         Year ended March 31, 1998 compared to year ended March 31, 1997

         Net operating revenue was $75.6 million for the year ended March 31, 1998 compared to $11.1 million for the comparable period of 1997, an increase of $64.5 million or 581.1%. The majority of the increase was due to an increase in net patient service revenue to $73.7 million for the year ended March 31, 1998, compared to $10.7 million for the year ended March 31, 1997, an increase of $63.0 million. Other revenue was $1.9 million for the year ended March 31, 1997, compared to $0.4 million for the comparable period of 1997, an increase of $1.5 million. The increase primarily reflects the acquisition of seven hospitals during the year ended March 31, 1998 and the fact that Doctors Hospital was owned for the entire year ended March 31, 1998 versus eight months for the comparable period of 1997.

         Operating expenses less depreciation and amortization and interest were $68.8 million, or 91.0% of net operating revenue, for the year ended March 31, 1998 compared to $11.0 million or 98.2% of net operating revenue for the comparable period of 1997. The increase primarily reflects the acquisition of seven hospitals during the year ended March 31, 1998 and the fact that Doctors Hospital was owned for the entire year ended March 31, 1998 versus eight months for the comparable period of 1997.

         Depreciation and amortization expense was $2.8 million for the year ended March 31, 1998 compared to $0.8 million for the comparable period of 1997, an increase of $2.0 million or 250.0%. The increase is due to the additional depreciation and amortization expense associated with the seven hospitals acquired during the year ended March 31, 1998.

         Interest expense was $2.6 million for the year ended March 31, 1998, compared to $0.4 million for the comparable period of 1997, an increase of $2.2 million or 550.0%. The increase was due to the increase in average outstanding indebtedness associated with the acquisition of seven hospitals during the year ended March 31, 1998.

         Income taxes were $0.6 million for the year ended March 31, 1998, compared to $0.1 for the comparable period of 1997, an increase of $0.5 million or 500.0%. Income tax expense in 1997 related to state taxes for the one owned hospital. For 1998, taxes relate to both federal and state taxes at a combined rate of 42%.

       During the year ended March 31, 1998, the company issued the Series A Preferred Stock and accrued a cumulative preferred dividend of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1999, the Company had working capital of $26.6 million including cash and cash equivalents of $6.0 million. The ratio of current assets to current liabilities was 2.0 to 1.0 at March 31, 1999 and 1.9 to 1.0 for the comparable period of 1998.

         On August 20, 1998, the Company completed its initial public offering ("IPO") of common stock, selling five million shares at $13.00 per share netting the Company approximately $58.0 million. Net proceeds of the offering were used to pay dividends on and to redeem all of the Series A preferred stock ($26.3 million), to pay interest on and prepay all of the subordinated debt ($26.4 million) and to reduce indebtedness under the Company's revolving credit facility ($5.0 million). Concurrent with the IPO, the then outstanding Series B convertible preferred stock was converted into 1.4 million and 2.8 million shares of non-voting and voting common stock, respectively.

         On May 14, 1999, the Company amended and restated its revolving credit agreement. The credit agreement has a revolving credit limit of $116.0 million. Borrowings under the facility bear interest of (i) a base rate equal to the greater of the Prime Rate or the Federal Funds rate, plus in either case, a margin of up to 2.75% or (ii) London Interbank Offered Rate as of the date of borrowing plus a margin of up to 4%. The applicable margin is determined by a ratio of indebtedness to EBITDAR, as defined in the Credit Agreement, calculated on a monthly basis. The facility is due and payable November 30, 2002, with a required permanent reduction of $12.0 and $8.0 million by October 31, 1999 and 2000, respectively. Additionally, the Company is required to pay down outstanding indebtedness upon the sale of any facilities and beginning with the year ended March 31, 2000, by the amount of any excess cash flow for the year, as defined within the agreement, less $4.0 million of cash and cash equivalents to be maintained by the Company. At March 31, 1999, $103.3 million of the Credit Facility was drawn, an increase of $65.7 million from March 31, 1998. The increase was related to the acquisition of Puget Sound Hospital, Crosby Memorial Hospital, and Memorial Hospital of Adel, offset in part by a reduction in debt from the application of IPO proceeds. At March 31, 1999, the average borrowing rate on the Credit Facility was 7.1%.

         Cash flows provided by operating activities were $0.4 million for the year ended March 31, 1999 compared to cash flows provided by operating activities of $3.8 million for the comparable period of 1998. Cash used by investing activities was $72.0 million for the year ended March 31, 1999, primarily related to the acquisition of Puget Sound Hospital, Crosby Memorial Hospital, and Memorial Hospital of Adel. Cash used by investing activities was $92.5 million for the year ended March 31, 1998, primarily related to the acquisitions of Memorial Hospital of Center, Delta Medical Center - Memphis, Dolly Vinsant Memorial Hospital, Lander Valley Medical Center, Davenport Medical Center, Woodland Park Hospital and Eastmoreland Hospital. Net cash provided by financing activities was $71.4 million for the year ended March 31, 1999, primarily from the IPO and borrowings related to the acquisition of Puget Sound Hospital, Crosby Memorial Hospital, and Memorial Hospital of Adel, net of repayment of subordinated debt and redemption of preferred stock. Net cash provided by financing activities was $94.2 million for the year ended March 31, 1998, primarily from bank borrowings related to the acquisitions of Memorial Hospital of Center, Delta Medical Center - Memphis, Dolly Vinsant Memorial Hospital, Lander Valley Medical Center, Davenport Medical Center, Woodland Park Hospital and Eastmoreland Hospital as well as the issuance of preferred stock.

         The Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for these or other needs. There can be no assurance that the Company will not require additional debt or equity financing or that such financing will be available on acceptable terms for any particular acquisition. The Company is exploring the sale of up to three hospitals during fiscal year 2000 and may incur losses on the sale of the hospitals. The funds provided by any dispositions will be used to pay down outstanding indebtedness on the revolving credit facility.

         Capital expenditures, excluding acquisitions, for the year ended March 31, 1999 and 1998 were $13.0 million and $2.9 million, respectively. Capital expenditures related to management information systems ("MIS") (both financial and clinical) were approximately $4.8 million for the year ended March 31, 1999. Capital expenditures for the Company's hospitals will vary from year to year depending on facility improvements and service enhancements undertaken. The Company expects to fund fiscal year 2000 capital needs with excess operating cash flows and borrowings from the revolving credit facility.

         The Company is obligated to build a new, replacement facility for Crosby Memorial Hospital within 36 months of the November 1, 1998 acquisition date. If the Company fails to meet this commitment, the Company must purchase the existing facility for $15.0 million.

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

         Status of the Company's Year 2000 Compliance

         MIS. The Company is in the process of converting all of its hospitals to a new management information system (MIS), which it believes is Year 2000 compliant. As of March 31, 1999, nine of the Company's eleven hospitals had been converted to the new system. The Company expects the remaining two hospitals to be converted by October 1999. The provider of the MIS has represented to the Company that the new system is Year 2000 compliant and the Company's testing of the system has not indicated any material Year 2000 noncompliance.

         Non-MIS Equipment. Various clinical and nonclinical equipment currently in use at the Company's hospitals incorporate time/date elements. The Company has substantially completed an itemized inventory of all of its hospitals and identified substantially all equipment with potential Year 2000 problems. The Company believes it will have completed this process and established a time frame for repairing or replacing any non-compliant equipment by September 30, 1999. The Company is also in the process of contracting its group purchasing agent to determine any Year 2000 compliance problems with respect to its sources of supplies. The Company has not received sufficient information from its group purchasing agent to determine any Year 2000 compliance problems with respect to its sources of supplies or to establish an estimated date for completing subsequent phases with respect to its supplies. In addition, the Company has established a plan to inventory the infrastructure in each of its hospitals to determine any Year 2000 compliance problems. The Company expects to complete its Year 2000 compliance plan with respect to the hospital's infrastructure by December 31, 1999.

         Third Party Relationships. In addition, the Company has ongoing relationships with thirdparty suppliers, vendors, payors and others, which may have computer systems with Year 2000 compliance problems that the Company does not control. Medicare is a significant source of revenues to the Company. According to the Health Care Financing Administration ("HCFA") web page, the Medicare program will be ready to process acceptable claims in the Year 2000. However, there can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and which are responsible for payment to the Company under Medicare and Medicaid programs, as well as other payors, will not experience problems with Year 2000 compliance. In addition, the Company depends upon other vendors such as utilities, which provide electricity, water, natural gas and telephone services and vendors of medical supplies and pharmaceuticals used in patient care. As a part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem and expects to complete the initial contacting of these parties by September 30, 1999. The failure of such third parties to remedy Year 2000 problems could have a material adverse effect on the Company's business, financial condition and results of operations and ability to provide health care services.

         Costs of Year 2000 Compliance

         The Company expects to make capital expenditures of approximately $7.5 million which includes (i) approximately $6.3 million for the new MIS software and hardware, of which $4.8 million was expended in fiscal year 1999, and (ii) certain non-MIS costs associated with Year 2000 compliance. The Company does not expect to incur any other additional material Year 2000 compliance costs. The failure of the Company's MIS to be Year 2000 compliant could have a material adverse effect on the Company's business, financial conditions and results of operations.

         Risks Related to Year 2000 Issues

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

         Contingency Plans for Year 2000 Issues

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


ENVIRONMENTAL MATTERS

         The Company acquired Puget Sound Hospital in Tacoma, Washington in September 1999. During its due diligence process, the Company discovered certain environmental contamination involving underground storage tanks no longer in use. Environmental consultants have developed a work plan to remediate such existing contamination which must be approved by the Washington State Department of Ecology. Once the work plan is approved, remediation may begin. The prior owner has agreed to fund all costs of such remediation.

         Although the Company is not currently aware of any other material environmental claims pending or threatened against it or any of its hospitals, no assurances can be given that a material environmental claim will not be asserted against the Company or against any of its hospitals. The costs of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on the Company's business, financial condition and results of operations.


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

GENERAL

         Hospital revenue is received primarily from Medicare, Medicaid and commercial insurance. The federal Medicare program accounted for approximately 52.4% and 65.7% of hospital patient days for the year ended March 31, 1999 and 1998, respectively. The state Medicaid programs accounted for approximately 16.7% and 16.1% of hospital patient days for the year ended December 31, 1999 and 1998, respectively. The Company's percentage of revenue received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation. In addition, numerous states, insurance companies and employers are actively negotiating discounts to the Company's standard rates. The trend towards increased managed care, including a shift in payor mix toward health maintenance organizations, preferred provider organizations and other managed care payors, may also adversely affect payment rates for the Company's services and the Company's ability to achieve targeted growth rates in net patient service revenue.

         Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The Balanced Budget Act of 1997 requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The 1997 Act also includes a managed care option, which could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's hospitals was approximately 41.4% and 38.5% of gross patient service revenue for the year ended March 31, 1999 and 1998, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. At March 31, 1999, the Company has $103.3 million of long-term debt subject to variable rates of interest. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $1.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is submitted in a separate section beginning with page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement ("Proxy Statement") for the annual meeting of stockholders to be held on August 19, 1999.


ITEM 11. EXECUTIVE COMPENSATION

         Executive compensation information is incorporated by reference to the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Security ownership of certain beneficial owners and management information is incorporated by reference to the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions of the Company is incorporated by reference to the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

FINANCIAL STATEMENTS
                                                                       FORM 10-K PAGES
                                                                       ---------------
         Report of Independent Public Accountants                          [F-1]
         Consolidated Balance Sheets, March 31, 1999 and 1998              [F-2]
         Consolidated Statements of Operations for the Years               [F-3]
                 Ended March 31, 1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity for the           [F-4]
                 Years Ended March 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Years Ended         [F-5]
                 March 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements, March 31, 1999        [F-6]

         The following financial statement schedule is included as a separate section of this report.

         Schedule II - Valuation and Qualifying Accounts                   [S-1]


EXHIBITS

         The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the financial statement schedules.

REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE YEAR ENDED MARCH 31, 1999.

         The Company filed an 8-K on March 2, 1999, to report two press releases issued by the Company. One press release issued on February 22, 1999 announced Robert M. Martin's resignation as Chief Executive Officer and Tom Singleton's joining the Company as Chief Executive Officer. The second press release issued on February 23, 1999 announced a reduction in earnings projections for the fourth quarter and year ended March 31, 1999.

         On January 19, 1999, the Company filed Amendment No. 1 to its Current Report on Form 8-K/A, containing the financial statements of Memorial Hospital of Adel and certain pro forma financial information with respect to the Form 8-K dated November 18, 1998, in connection with the Company's acquisition on October 31, 1998 of the stock of Memorial Hospital of Adel in Adel, Georgia.

         On January 14, 1999, the Company filed an Amendment No. 1 to its Current Report on Form 8-K/A, containing the financial statements of Crosby Memorial Hospital and certain pro forma financial information with respect to the Form 8-K dated November 16, 1998, in connection with the Company's agreement on October 29, 1998 to lease and purchase Crosby Memorial Hospital in Picayune, Mississippi.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
New American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of New American Healthcare Corporation and subsidiaries (the Company), as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New American Healthcare Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999 in conformity with generally accepted accounting principles.


                                         KPMG Peat Marwick LLP

                                         /s/ KPMG Peat Marwick LLP



Nashville, TN
May 14, 1999

                    NEW AMERICAN HEALTHCARE CORPORATION
                              AND SUBSIDIARIES

                        Consolidated Balance Sheets

                          March 31, 1999 and 1998

                (In thousands, except per share information)

                                                                                1999          1998
                                                                             ---------      --------
                ASSETS

Current assets:
    Cash and cash equivalents                                                $   5,971         6,119
    Patient accounts receivable, net of allowance for doubtful accounts
      of $10,005 and $9,172                                                     39,986        21,496
    Other receivables                                                            2,113         1,290
    Inventory                                                                    3,824         2,720
    Prepaid expenses and other current assets                                    2,393         1,409
                                                                             ---------      --------
                Total current assets                                            54,287        33,034

Property and equipment, net                                                    122,199        84,404
Goodwill, net of accumulated amortization of $927 and $298                      41,919        16,672
Other assets                                                                     1,359         1,673
                                                                             ---------      --------
                Total assets                                                 $ 219,764       135,783
                                                                             =========      ========

    LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                       20,014        14,522
    Estimated third party payor settlements                                      7,188         2,681
    Current portion of capital lease obligations                                   447           525
                                                                             ---------      --------
                Total current liabilities                                       27,649        17,728

Capital lease obligations, excluding current portion                             5,499         4,865
Long-term debt                                                                 103,300        37,550
Subordinated notes payable to affiliates                                            --        24,769
Deferred income taxes                                                            1,473         1,339

Redeemable preferred stock - Series A, $.01 par value,
    250 shares authorized and outstanding at March 31, 1998                         --        25,617

Stockholders' equity:
    Preferred stock, Series B, $.01 par value, 235 shares authorized
      and outstanding at March 31, 1998                                             --             2
    Common stock, $.01 par value, 50,000 shares authorized;
      16,172 and 8,406 shares issued and outstanding                               162            84
    Non-voting common stock, $.01 par value:  1,500 shares authorized at
      March 31, 1999, 1,423 and no shares issued and outstanding                    14            --
    Treasury stock, 92 shares of common stock at cost                               (5)           --
    Additional paid-in capital                                                  82,082        24,260
    Common stock warrants                                                          235           235
    Deferred compensation                                                         (507)           --
    Accumulated deficit                                                           (138)         (666)
                                                                             ---------      --------
                Total stockholders' equity                                      81,843        23,915
                                                                             ---------      --------
Commitments, contingencies and subsequent events
                Total liabilities, redeemable preferred stock and
                   stockholders' equity                                      $ 219,764       135,783
                                                                             =========      ========


See accompanying notes to consolidated financial statements.

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended March 31, 1999, 1998 and 1997

                  (In thousands, except per share information)

                                                                    1999         1998         1997
                                                                  ---------      -------      -------
Revenues:
   Net patient service revenue                                    $ 167,509       73,725       10,737
   Other revenue                                                      4,331        1,924          350
                                                                  ---------      -------      -------
     Net operating revenues                                         171,840       75,649       11,087

Expenses:
   Salaries and benefits                                             78,020       31,276        4,117
   Professional fees                                                 23,375        8,608          620
   Supplies                                                          19,536        8,314        1,439
   Provision for doubtful accounts                                   13,878        7,837          534
   General and administrative                                         4,132        3,484        1,871
   Transition and other related costs                                   906           --           --
   Other                                                             17,475        9,286        2,377
   Depreciation and amortization                                      6,677        2,836          783
   Interest                                                           6,716        2,637          363
                                                                  ---------      -------      -------
                                                                    170,715       74,278       12,104
                                                                  ---------      -------      -------
     Income (loss) before income taxes and extraordinary item         1,125        1,371       (1,017)

Income taxes                                                            463          579           67
                                                                  ---------      -------      -------
     Income (loss)  before extraordinary item                           662          792       (1,084)

Extraordinary item - loss on early extinguishment of debt
   (net of tax of $89,000)                                              134           --           --
                                                                  ---------      -------      -------
     Net income (loss)                                                  528          792       (1,084)

Cumulative preferred dividend                                           710          617           --
                                                                  ---------      -------      -------
     Net income (loss) attributable to common stockholders        $    (182)         175       (1,084)
                                                                  =========      =======      =======
Net income (loss) per share:
   Basic:
     Continuing operations                                        $   (0.00      $  0.02      $ (0.13)
     Extraordinary item                                               (0.01)          --           --
                                                                  ---------      -------      -------
                                                                  $   (0.01)     $  0.02      $ (0.13)
                                                                  =========      =======      =======
   Diluted:
     Continuing operations                                        $   (0.00)     $  0.01      $ (0.13)
     Extraordinary item                                               (0.01)          --           --
                                                                  ---------      -------      -------
                                                                  $   (0.01)     $  0.01      $ (0.13)
                                                                  =========      =======      =======
Weighted average number of shares and dilutive share
   equivalents outstanding:
     Basic                                                           14,026        8,406        8,406
     Diluted                                                         14,026       13,210        8,406




See accompanying notes to consolidated financial statements.

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended March 31, 1999, 1998 and 1997

                                 (In thousands)

                                                   Preferred              Non-Voting                     Additional
                                                    Stock        Common     Common       Treasury          Paid-in
                                                   Series B       Stock      Stock        Stock            Capital
                                                   --------       -----      -----        -----            -------
Balances as of March 31, 1996                        $ --           84         --              --            1,379

   Issuance of 150 shares of
     preferred stock, Series B                          1           --         --              --           14,999

   Net loss                                            --           --         --              --               --
                                                     ----         ----       ----         -------          -------
Balance as of March 31, 1997                            1           84         --              --           16,378

   Issuance of 85 shares of
     preferred stock, Series B                          1           --         --              --            8,499

   Cumulative dividends on
     Series A preferred stock                          --           --         --              --             (617)

   Issuance of common
     stock warrants                                    --           --         --              --               --

   Net income                                          --           --         --              --               --
                                                     ----         ----       ----         -------          -------
Balances as of March 31, 1998                           2           84         --              --           24,260

   Conversion of preferred stock, Series B,
     to common stock                                   (2)          42         --              --              (40)

   Conversion of common stock
     to non-voting common stock                        --          (14)        14              --               --

   Initial public offering of common stock             --           50         --              --           57,963

   Treasury stock                                      --           --         --              (5)              --

   Cumulative dividends on
     Series A preferred stock                          --           --         --              --             (710)

   Deferred compensation associated
     with issuance of stock options, net               --           --         --              --              609

   Amortization of deferred compensation               --           --         --              --               --

   Net income                                          --           --         --              --               --
                                                     ----         ----       ----         -------          -------
Balances as of March 31, 1999                        $ --          162         14              (5)          82,082
                                                     ====         ====       ====         =======          =======

                                                      Common                                         Total
                                                       Stock       Deferred      Accumulated      Stockholders'
                                                      Warrant     Compensation     Deficit           Equity
                                                      -------     ------------     -------           ------
Balances as of March 31, 1996                             --            --             (374)           1,089

   Issuance of 150 shares of
     preferred stock, Series B                            --            --               --           15,000

   Net loss                                               --            --           (1,084)          (1,084)
                                                        ----          ----          -------          -------

Balance as of March 31, 1997                              --            --           (1,458)          15,005

   Issuance of 85 shares of
     preferred stock, Series B                            --            --               --            8,500

   Cumulative dividends on
     Series A preferred stock                             --            --               --             (617)

   Issuance of common
     stock warrants                                      235            --               --              235

   Net income                                             --            --              792              792
                                                        ----          ----          -------          -------

Balances as of March 31, 1998                            235            --             (666)           23,915

   Conversion of preferred stock, Series B,
     to common stock                                      --            --               --               --

   Conversion of common stock
     to non-voting common stock                           --            --               --               --

   Initial public offering of common stock                --            --               --           58,013

   Treasury stock                                         --            --               --               (5)

   Cumulative dividends on
     Series A preferred stock                             --            --               --             (710)

   Deferred compensation associated
     with issuance of stock options, net                  --          (609)              --               --

   Amortization of deferred compensation                  --           102               --              102

   Net income                                             --            --              528              528
                                                        ----          ----          -------          -------
Balances as of March 31, 1999                            235          (507)            (138)          81,843
                                                        ====          ====          =======          =======

See accompanying notes to consolidated financial statements.

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended March 31, 1999, 1998 and 1997

                                 (In thousands)

                                                                 1999         1998         1997
                                                               --------      -------      -------
Cash flows from operating activities:
   Net income (loss)                                           $    528          792       (1,084)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                              6,677        2,836          783
       Amortization of deferred financing costs                     207          164           75
       Amortization of deferred compensation                        102           --           --
       Provision for doubtful accounts                           13,878        7,837          534
       Deferred tax expense                                         253          241           --
       Amortization of debt discount                                  8            4           --
       Extraordinary loss on early extinguishment of debt           223           --           --
     Changes in operating assets and liabilities, net
         of acquisitions:
         Patient accounts receivable                            (24,956)     (13,715)      (1,593)
         Other receivables                                         (309)        (626)        (234)
         Inventory                                                 (480)        (185)          96
         Prepaid expenses and other current assets                  (74)           2         (102)
         Other assets                                                91         (303)         (62)
         Accounts payable and accrued expenses                     (377)       5,159         (513)
         Estimated third party payor settlements                  4,640        1,544        1,351
                                                               --------      -------      -------
               Net cash provided by (used in) operating
                 activities                                         411        3,750         (749)
                                                               --------      -------      -------
Cash flows from investing activities:
   Purchase of property and equipment                           (13,010)      (2,945)        (261)
   Sale of property                                                 273          167           --
   Cash paid for acquisitions                                   (59,204)     (89,744)     (14,004)
   Deferred acquisition costs                                       (57)          --         (242)
                                                               --------      -------      -------
               Net cash used in investing activities            (71,998)     (92,522)     (14,507)
                                                               --------      -------      -------

Cash flows from financing activities:
   Proceeds from the issuance of long-term debt                  80,250       64,069          750
   Repayment of long-term debt                                  (14,500)      (2,500)          --
   Repayment of notes payable to affiliates                     (25,000)          --           --
   Repayment of capital lease obligations                          (605)        (680)        (197)
   Issuance of common stock warrant                                  --          235           --
   Issuance of common stock                                      58,013           --           --
   Issuance (repayment) of redeemable preferred stock           (26,327)      25,000           --
   Issuance of preferred stock                                       --        8,500       15,000
   Purchase of treasury stock                                        (5)          --           --
   Deferred financing costs                                        (387)        (430)        (686)
                                                               --------      -------      -------
               Net cash provided by financing activities         71,439       94,194       14,867
                                                               --------      -------      -------
               Net increase (decrease) in cash                     (148)       5,422         (389)

Cash and cash equivalents at beginning of period                  6,119          697        1,086
                                                               --------      -------      -------
Cash and cash equivalents at end of period                     $  5,971        6,119          697
                                                               ========      =======      =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                    $  5,693        1,891           79
   Cash paid during the period for income taxes                     408          204           --
                                                               ========      =======      =======
Noncash investing and financing activities:
   Assets and liabilities assumed in hospital acquisitions:
     Receivables                                               $ 11,715       13,788        1,200
     Inventory                                                      566        2,186          443
     Prepaid expense and other assets                               964        1,137          114
     Accounts payable and accrued expenses                       (4,568)      (8,067)      (2,080)
     Estimated third-party payor settlements                       (108)         213           --
     Capital lease obligations                                   (1,161)      (5,275)        (669)
   Capital lease obligations incurred to acquire equipment           --          275           --


See accompanying notes to consolidated financial statements.

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      DESCRIPTION OF BUSINESS

              New American Healthcare Corporation (the Company) acquires and operates acute care hospitals throughout the United States. The Company was formed to capitalize on opportunities to be the principal provider of quality, cost-effective health care services in the non-urban communities in which it operates. The Company operates eleven acute care hospitals located in nine states. The Company's hospitals offer a wide range of inpatient and outpatient medical and surgical services and also provide other health care services, including general and geriatric psychiatry, rehabilitation, and occupational medicine. As part of developing a community health care delivery system, the Company's hospitals also operate satellite clinics. All of the Company's hospitals are accredited by either the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), the American Osteopathic Association (AOA) or both.

         (B)      PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the financial statements of New American Healthcare Corporation and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation.

         (C)      USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (D)      CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company generally invests its excess cash in U.S. Government securities and U.S. Government agency instruments.

         (E)      PATIENT ACCOUNTS RECEIVABLE

              Patient accounts receivable consists of amounts owed by various governmental agencies, insurance companies and patients. The Company regularly reviews its accounts receivable to provide an appropriate allowance for uncollectable accounts.


                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


         (F)      INVENTORY

              Inventory is composed primarily of drugs and medical supplies and is stated at the lower of cost, determined on a first-in, first-out basis, or market.

         (G)      PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures for major improvements that extend useful lives or increase values are capitalized. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful life of each class of depreciable assets as follows: land improvements
              - 10 years; buildings and improvements - 20 to 40 years; equipment and fixtures - 4 to 20 years. Equipment under capital leases is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the accompanying consolidated financial statements.

         (H)      GOODWILL AND OTHER ASSETS

              Goodwill represents the excess of purchase price over the fair value of net assets acquired. Amortization is provided on a straight-line basis over the estimated useful life of 40 years. Other assets consist primarily of deferred financing costs and non-compete agreements. Deferred financing costs incurred in conjunction with the revolving credit agreement are being amortized on a straight-line basis over the life of the agreement. The non-compete agreements are amortized over the two-year life of the related contracts.

              The Company periodically reviews the recoverability of its intangible assets. Recoverability of intangibles is determined based on the undiscounted future operating cash flows from the related hospital. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or based on the fair value of the related hospital.

         (I)      IMPAIRMENT OF LONG-LIVED ASSETS

              Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


              impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         (J)      NET PATIENT SERVICE REVENUE

              Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

         (K)      INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

         (L)      STOCK OPTION PLAN

              The Company accounts for its compensation and stock option plan in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. For options issued to employees, SFAS No. 123 allows entities to apply the provision of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense would be recorded on the date of grant only if the fair value of the underlying stock exceeded the exercise price. The Company provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         (M)      EARNINGS PER SHARE

              Basic earnings per share is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common stock outstanding during the period.



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


         (N)      ACCOUNTING PRONOUNCEMENTS

              Effective April 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Comprehensive income generally includes all changes to equity during a period excluding those resulting from investments by stockholders and distributions to stockholders. Net income was the same as comprehensive income for all periods presented.

         (O)      FINANCIAL INSTRUMENTS

              The Company has financial instruments consisting of cash and cash equivalents, patient accounts receivable, accounts payable, and long-term debt. The fair value of the Company's financial instruments based on current market indicators approximates their carrying amount.

         (P)      RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform to the current year presentation.


(2)      NET PATIENT SERVICE REVENUE

         The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

         (A)      MEDICARE

              Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services and certain outpatient services related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audit thereof by the Medicare fiscal intermediary. The Company's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review by a peer review organization under contract with the Company.



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


         (B)      MEDICAID

              The Company operates under Medicaid programs in nine states which generally provide that inpatient services rendered to Medicaid beneficiaries are paid at prospectively determined rates per day for a covered period of days. Certain outpatient services are reimbursed based upon a cost reimbursement methodology. Final reimbursement rates and amounts for these services will be determined after submission of annual cost reports by the Company and audits by third-party intermediaries. Other outpatient services are reimbursed based on a fee schedule.

         (C)      OTHER

              The Company has also entered into payment agreements with certain insurance carriers, health maintenance organizations, and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

              Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.

         (D)      BUSINESS AND CREDIT CONCENTRATIONS

              In the course of providing health care services through its inpatient and outpatient care facilities, the Company grants credit to patients and generally does not require collateral or other security in extending credit; however, it routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under their health insurance programs, plans or policies (e.g., Medicare, Medicaid, Blue Cross, health maintenance organizations, preferred provider organizations and commercial insurance policies).

              As of March 31, 1999 and 1998, the Company had net receivables from Medicare of $13,102 and $8,641 and from Medicaid of $5,162 and $6,563, respectively. Approximately 52%, 63% and 47% of net patient service revenues are from participation in the Medicare and state sponsored Medicaid programs for the years ended March 31, 1999, 1998 and 1997, respectively.



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


(3)      ACQUISITIONS

         During the years ended March 31, 1999 and 1998, the Company acquired the following hospitals:

              Hospital                          Effective Date             Location
       -----------------------------------------------------------------------------------------
       1999:
          Puget Sound Hospital                  September 1, 1998          Tacoma, Washington
          Crosby Memorial Hospital              November 1, 1998           Picayune, Mississippi
          Memorial Hospital of Adel             November 1, 1998           Adel, Georgia

       1998:
          Memorial Hospital of Center           May 1, 1997                Center, Texas
          Delta Medical Center                  May 16, 1997               Memphis, Tennessee
          Dolly Vinsant Hospital                August 1, 1997             San Benito, Texas
          Woodland Park Hospital(a)             February 1, 1998           Portland, Oregon
          Eastmoreland Hospital(a)              February 1, 1998           Portland, Oregon
          Lander Valley Medical Center(a)       February 1, 1998           Lander, Wyoming
          Davenport Medical Center(a)           February 1, 1998           Davenport, Iowa

         ------------

         (a) Hospitals were acquired in a single transaction for a total purchase price of $57,000.

         The Company has acquired hospitals primarily in exchange for cash and assumption of associated liabilities for the years ended March 31, as follows:

                                                             1999           1998
                                                            -------         ------

             Purchase price                                 $59,204         90,000
             Add:  liabilities assumed                        5,837         13,342
             Less:  assets acquired                          43,886         87,916
                                                            -------         ------
             Costs in excess of net assets acquired         $21,155         15,426
                                                            =======         ======

       The acquisitions were accounted for as purchases and the accompanying consolidated financial statements include the results of their operations from the respective dates of the acquisitions.

       The following unaudited pro forma results of operations for the years ended March 31, 1999 and 1998 give effect to the acquisitions as if the respective transactions had occurred as of April 1, 1997. The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of April 1, 1997. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved in hospital operations.



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


                                                                       1999              1998
                                                                    ---------          --------

             Net revenues                                           $ 205,686           209,211
             Net loss attributable to common stockholders                (421)             (505)
             Pro forma net loss per share-basic and diluted              (.03)             (.06)
                                                                    =========          ========

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment as of March 31, is as follows:

                                                                      1999           1998
                                                                    --------         ------
             Land                                                   $  8,868          7,249
             Land improvements                                           697            545
             Buildings and improvements                               81,970         60,919
             Equipment and fixtures                                   33,866         18,314
             Leasehold improvements                                    2,841            144
             Construction in process                                   2,134             --
                                                                    --------         ------
                                                                     130,376         87,171
             Less accumulated depreciation and amortization            8,177          2,767
                                                                    --------         ------
                                                                    $122,199         84,404
                                                                    ========         ======

         Included in buildings and improvements and equipment and fixtures are buildings and equipment held under capital leases of $7,204 and $5,698 as of March 31, 1999 and 1998, respectively. Related accumulated amortization was $1,654 and $630 as of March 31, 1999 and 1998, respectively.

(5)      LEASE OBLIGATIONS

         The Company leases various equipment and one hospital under lease agreements that have been capitalized and office space under a noncancellable operating lease. A summary of future minimum lease payments and the present value of future minimum lease payments for the capitalized leases and payments due under the operating leases as of March 31, 1999, is as follows:



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


                                                                          CAPITAL        OPERATING
                                                                          -------        ---------
                Year ending March 31,
                           2000                                           $   890          2,884
                           2001                                               737          2,107
                           2002                                               602          1,814
                           2003                                               573          1,576
                           2004                                               573          1,271
                           Thereafter                                      14,990            787
                                                                          -------         ------
                                                                           18,365         10,439
                                                                                          ======
             Less:  Interest at rates ranging from 4.4% to 15.0%           12,419
                                                                           ------
             Capital lease obligations                                      5,946
             Less:  Current portion                                           447
                                                                           ------
             Capital lease obligations, excluding current portion         $ 5,499
                                                                           ======


         Rent expense was approximately $3,133, $1,202 and $161 for the years ended March 31, 1999, 1998 and 1997, respectively.

(6)      LONG-TERM DEBT

         On January 30, 1998, the Company amended and restated its revolving credit agreement originally entered into on September 30, 1996 with a consortium of banks to provide funding for acquisitions of health care facility businesses and for general corporate purposes including working capital. The credit agreement had a revolving credit limit of $132,500. Borrowings under the facility bore interest of (i) a base rate equal to the greater of the Prime Rate or the Federal Funds rate, plus in either case, a margin of up to 1% or (ii) London Interbank Offered Rate as of the date of borrowing plus a margin of up to 2.5%. The applicable margin was determined by a ratio of indebtedness to EBITDA, as defined in the Credit Agreement, calculated on a monthly basis. On October 27, 1998, the Company amended and restated its revolving credit agreement such that borrowings bear interest of (i) a base rate equal to the greater of the Prime Rate or the Federal Funds rate, plus in either case, a margin of up to .75% or (ii) London Interbank Offered Rates as of the date of borrowing plus a margin of up to 2%. The credit agreement requires interest only payments until December 31, 2001, at which time the initial commitment is gradually reduced until September 30, 2003 when the commitment is zero. As of March 31, 1999 and 1998, the Company had outstanding borrowings under the Credit Agreement totaling $103,300 and $37,550, bearing interest at a rate of 7.07% at March 31, 1999. The revolving credit facility is secured by substantially all of the Company's assets. The credit agreement contains



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


         limitations on the Company's ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, and pay dividends. The credit agreement also requires the Company to maintain specified levels of net worth and meet certain covenants and ratios.

         Commitment fees between 0.25% and 0.38% were charged on the unused portion of the revolving credit facility. Total commitment fees during the years ended March 31, 1999, 1998 and 1997 were $264, $349 and $209, respectively, and are included in interest expense in the accompanying consolidated statements of operations.

         On January 30, 1998, WCAS Capital Partners III, L.P., an affiliate of a principal shareholder of the Company, issued subordinated debt to the Company in the amount of $25,000. The subordinated debt bore interest at a rate of 10.0% and was paid off in August 1998 in conjunction with the Company's initial public offering. The debt was issued at a discount of $235 related to the fair value of the associated common stock warrant. Such discount was written off and is reflected as an extraordinary loss on the early extinguishment of debt in the accompanying consolidated statements of operations.

         The aggregate maturities of long-term debt as of March 31, 1999 are as follows:

             2000                          $     --
             2001                                --
             2002                                --
             2003                            45,800
             2004                            57,500
             Thereafter                          --
                                           --------
                                           $103,300
                                           ========

       On May 14, 1999, the Company amended and restated its revolving credit agreement. The credit agreement has a revolving credit limit of $116,000. Borrowings under the facility bear interest of (i) a base rate equal to the greater of the Prime Rate or the Federal Funds rate, plus in either case, a margin of up to 2.75% or (ii) London Interbank Offered Rate as of the date of borrowing plus a margin of up to 4%. The applicable margin is determined by a ratio of indebtedness to EBITDAR, as defined in the Credit Agreement, calculated on a monthly basis. The facility is due and payable November 30, 2002, with a required permanent reduction of $12,000 and $8,000 by October 31, 1999 and 2000, respectively. Additionally, the Company is required to pay down outstanding indebtedness upon the sale of any facilities and beginning with the year ended March 31, 2000, by the amount of any excess cash flow for the year, as defined within the agreement, less $4,000 of cash and cash equivalents to be maintained by the Company.



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


(7)      REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock consisted of 250 authorized shares of Series A non-convertible cumulative preferred, $.01 par value (Series A preferred stock). The Company issued the 250 shares of Series A preferred stock in 1998 for $25,000. The proceeds were used to finance hospital acquisitions. The Series A preferred stock was entitled to dividends equaling $7.00 per share per annum. The Company redeemed for cash the Series A preferred stock at its face value of $100 per share plus unpaid dividends in August 1998 in conjunction with the Company's initial public offering.

(8)      STOCKHOLDERS' EQUITY

         (A)      REINCORPORATION

              On August 20, 1998, the Company reincorporated as a Delaware corporation pursuant to a merger of New American Healthcare Corporation, a Tennessee corporation, with and into a newly created Delaware corporation. The name of the surviving entity is New American Healthcare Corporation. As a result of the merger, the Company increased the authorized number of shares of Common Stock from 20,000 to 50,000 and created a class of Non-Voting Common Stock with 1,500 authorized shares, caused all outstanding Series B Preferred Stock to be exchanged for Common Stock and Non-Voting Common Stock, and caused all outstanding shares of Series A Preferred Stock and accrued dividends to be redeemed for cash. As a result of the Reincorporation, each share of common stock in the Tennessee corporation was converted into 1.0473 shares of common stock. All prior periods have been restated.

         (B)      INITIAL PUBLIC OFFERING OF COMMON STOCK

              On August 20, 1998, the Company completed its initial public offering of common stock. In connection with the offering, the Series B preferred stock was converted into 1,423 and 2,766 shares of non-voting and voting common stock, respectively. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable preferred stock plus accrued dividends, repay the Subordinated notes payable to affiliates, and reduce the balance of the revolving credit agreement.

         (C)      PREFERRED STOCK

              Preferred stock consisted of Series B convertible preferred (Series B preferred stock). The Series B preferred stock was not entitled to a dividend unless a dividend was declared for the common stock. The Series B preferred stock was converted to common stock in connection with the Company's initial public offering as discussed above.



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


              The Company issued 85 and 150 shares of Series B Preferred stock for $8,500 and $15,000 in 1998 and 1997, respectively. The proceeds were used to finance hospital acquisitions.

         (D)      STOCK OPTIONS

              In 1996, the Company adopted a stock option plan (the Plan) pursuant to which the Company has reserved 2,199 shares of common stock for stock option grants to directors, key employees and shareholders with exercise prices equal to the estimated fair market value of the Company's common stock on the date of grant. Stock options generally vest ratably over a period of five years and are exercisable for ten years from grant date. As of March 31, 1999, there were approximately 706 shares available for grant under the Plan.

              The per share weighted-average fair value of stock options granted during the years ended March 31, 1999, 1998 and 1997 was $2.35, $0.82 and $0.86, respectively, for options issued with an exercise price equal to fair market value on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                            1999             1998            1997
                                                            ----             ----            ----
                 Expected volatility                      0% to 30%                0%           0%
                 Risk-free interest rates              5.0% to 5.6%      5.5% to 6.0%         5.5%
                 Expected lives, in years                        4                 4            4
                 Expected dividend yield                         0%                0%           0%


              The per share weighted average fair market value for stock options granted during the year ended March 31, 1999 for options issued with exercise prices below fair market value using the same assumptions noted above was $4.61.

              The Company applies the intrinsic value method as defined by APB Opinion No. 25 in accounting for its Plan and, accordingly, other than deferred compensation discussed below, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
              (loss) and earnings per share would have been as follows:



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


                                  NET INCOME (LOSS)    BASIC EPS    DILUTED EPS
                                  -----------------    ---------    -----------

             1999   As reported         (182)           (0.01)        (0.01)
                    Pro forma           (436)           (0.03)        (0.03)

             1998   As reported          175             0.02          0.01
                    Pro forma            152             0.02          0.01

             1997   As reported       (1,084)           (0.13)        (0.13)
                    Pro forma         (1,112)           (0.13)        (0.13)



              Stock option activity is as follows:

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                   NUMBER OF      EXERCISE
                                                    SHARES          PRICE
                                                    ------          -----
             Balance as of March 31, 1996             --              --
                   Granted                            52            4.13
                   Forfeited                          --              --

             Balance as of March 31, 1997             52            4.13
                  Granted                            138            4.13
                  Forfeited                          (12)           4.13
                                                  ------          ------

             Balance as of March 31, 1998            178            4.13
                  Granted                          1,801            8.40
                  Forfeited                         (164)          10.52
                   Canceled                         (322)           6.73
                                                  ------          ------
             Balance as of March 31, 1999          1,493          $ 8.02
                                                  ======          ======

              As of March 31, 1999, the number of options exercisable was 282 and the weighted-average exercise price was $6.87. As of March 31, 1999, the weighted-average exercise price and the weighted-average remaining contractual life of outstanding options was $8.02 and
              9.4 years, respectively.



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


         (E)      DEFERRED COMPENSATION

              In April and May 1998, the Company issued options to purchase 389 shares of common stock that had exercise prices below the fair market value of the common stock at the time of issuance. This resulted in the Company recording $2,417 of deferred compensation that is being amortized over the five-year vesting period. In August 1998, the Company cancelled 322 of such options, which resulted in the reversal of $1,808 of deferred compensation related to such options.

         (F)      RECONCILIATION OF PRO FORMA INCOME PER SHARE CALCULATION

              The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net earnings for the years ended March 31, as follows:

                                                                                   1999              1998
                                                                                 --------          --------
             Numerator:
                Income from operations before extraordinary item                 $    662          $    792
                Cumulative preferred dividends                                       (710)             (617)
                                                                                 --------          --------
                   Continuing operations                                              (48)              175

                Extraordinary item                                                   (134)               --
                                                                                 ========          ========
                   Net income (loss) attributable to common shareholders             (182)              175
                                                                                 ========          ========

             Denominator:
                Denominator for basic earnings per share -
                   Weighted-average shares outstanding                             14,026             8,406
                                                                                 --------          --------
                Effect of dilutive securities
                   Stock options                                                       --               166
                   Warrants                                                            --               449
                   Series B preferred stock                                            --             4,189
                                                                                 ========          ========
             Denominator for diluted earnings per share                            14,026            13,210
                                                                                 ========          ========


              For the year ended March 31, 1999, all options and warrants to purchase common stock and convertible preferred stock have been excluded from the computation of diluted EPS because they are antidilutive.



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


         (G)      WARRANT

              In connection with the subordinated debt discussed in note 6, the Company issued a warrant to purchase up to 592 shares of common stock at $4.13 per share. The warrant expires January 30, 2008.

(9)      RETIREMENT PLAN

         The Company sponsors a 401(k) plan for its employees. All employees who have been employed at least six months and are at least 20 1/2 years of age are eligible for the plan. The Company may match employee contributions at the discretion of the Board of Directors. Total 401(k) plan expense for the years ended March 31, 1999, 1998, and 1997 was $59, $115 and $30, respectively.

(10)     INCOME TAXES

         The components of income tax expense for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                                           1999
                                          --------------------------------------
                                          CURRENT        DEFERRED          TOTAL
                                          -------        --------          -----
             Federal                       $ --             414             414
             State                          210            (161)             49
                                           ----            ----             ---
                                           $210             253             463
                                           ====            ====             ===

                                                           1998
                                          --------------------------------------
                                          CURRENT        DEFERRED          TOTAL
                                          -------        --------          -----
             Federal                       $248             239             486
             State                           90               2              93
                                           ----            ----             ---
                                           $338             241             579
                                           ====            ====             ===



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)




                                                           1997
                                          --------------------------------------
                                          CURRENT        DEFERRED          TOTAL
                                          -------        --------          -----
             Federal                       $ --              --              --
             State                           67              --              67
                                           ----            ----             ---
                                           $ 67              --              67
                                           ====            ====             ===


       The actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income taxes) as a result of the following:

                                                            1999    1998     1997
                                                            ----     ---     ----
             Computed "expected" tax expense                $383     466     (346)
             Increase (reduction) in income taxes
                 resulting from:
                    State income taxes, net of federal
                        income tax benefit                    32      61        4
                    Nondeductible goodwill amortization       40      47       --
                    Change in valuation allowance             --      --      436
                    Other                                      8       5      (27)
                                                            ----     ---     ----
                                                            $463     579       67
                                                            ====     ===     ====

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset as of March 31, 1999 and 1998, are presented below:



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


                                                                                        1999               1998
                                                                                       -------             -----
             Deferred tax assets:
                 Allowance for doubtful accounts                                           132               390
                 Accrued vacation                                                          286               275
                 AMT credit carryover                                                      263               248
                 Operating loss carryforward                                             3,239               123
                 Deferred costs due to differences in amortization and
                    write-off for tax purposes                                              --                74
                 Other                                                                      --               163
                                                                                       -------             -----
                      Deferred tax assets                                                3,920             1,273

                 Less valuation allowance                                                 (576)               --
                                                                                       -------             -----
                      Net deferred tax assets                                            3,344             1,273
                                                                                       -------             -----

             Deferred tax liability:
                  Property and equipment, principally due to differences in
                    depreciation                                                         4,050             1,813

                   Other                                                                    86                --
                                                                                       -------             -----
                  Deferred tax liabilities                                               4,136             1,813
                                                                                       -------             -----
                      Net deferred tax liability                                       $   792               540
                                                                                       =======             =====

       There was a change in the valuation allowance of $576 and ($578) for the years ended March 31, 1999 and 1998, respectively. The valuation allowance as of March 31, 1997 was charged to goodwill in connection with the acquisition of one of the Company's hospitals. The ultimate realization of the deferred tax assets related to the loss carryforwards is dependent upon the generation of future taxable income during the periods in which those deductible carryovers may be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset related to the net operating loss carryforwards, the Company will need to generate future taxable income of approximately $6,400 prior to the expiration of the net operating loss carryforwards in 2012.

       As of March 31, 1999, the Company had approximately $6,400 of net operating loss carryforwards that begin to expire in 2011. The Company also generated an alternative minimum tax



                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


         net operating loss of approximately $2,700 in the fiscal year ended March 31, 1999. Approximately $1,200 of the alternative minimum tax net operating loss was carried back to prior years, which resulting in a refund of approximately $230 of alternative minimum tax paid in 1998. Included in prepaid expenses and other current assets at March 31, 1999 and 1998, respectively is $681 and $799 of current deferred tax assets.


(11)     TRANSITION AND OTHER RELATED COSTS

         Transition and other related costs include $906 of one-time charges relating to the transition of the Company's new chief executive officer.




                                                                     (Continued)

                      NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended March 31, 1999, 1998 and 1997

        (Dollars and shares in thousands, except per share information)


(12)     CONTINGENCIES

         (A)      LIABILITY INSURANCE

              The Company is insured for professional liability based on a claims-made policy. Management is aware of no professional liability claims whose settlement would have a material adverse effect on the Company's financial position, results of operations or liquidity.

         (B)      LITIGATION

              The Company is subject to various claims, legal actions and regulatory investigations which arise in the ordinary course of business, certain of which could be material. In the opinion of management, the ultimate resolution of such matters will be adequately covered by insurance and will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                          INDEPENDENT AUDITORS REPORT


The Board of Directors and Shareholders
New American Healthcare Corporation

Under date of May 14, 1999, we reported on the consolidated balance sheets of New American Healthcare Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999, as contained in the year ended March 31, 1999 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year ended March 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG Peat Marwick LLP

                                    /s/ KPMG Peat Marwick LLP


Nashville, Tennessee
May 14, 1999

Schedule II -- Valuation and Qualifying Accounts

                                                                         ADDITIONS
                                                               -----------------------------
                                              BALANCE AT       CHARGED TO       CHARGED TO                     BALANCE AT
                                              BEGINNING        COSTS AND      OTHER ACCOUNTS    DEDUCTIONS       END OF
                                              OF PERIOD         EXPENSES        DESCRIBE(1)     DESCRIBE(2)      PERIOD
                                              ---------------------------------------------------------------------------
                                                                              (IN THOUSANDS)

Year ended March 31, 1997:
   Allowance for doubtful accounts                 --              534            3,032           (2,984)          582

Year ended March 31, 1998:
   Allowance for doubtful accounts                582            7,837            4,761           (4,008)        9,172

Year ended March 31, 1999:
   Allowance for doubtful accounts              9,172           13,878            5,102          (13,045)       10,005

---------------------------------

(1) Allowances as a result of acquisitions.

(2) Accounts written off, net of recoveries.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NEW AMERICAN HEALTHCARE CORPORATION

                             /s/ Thomas W. Singleton
                             ----------------------------------------------
                             By:  Thomas W. Singleton
                                  Chief Executive Officer, President

                             /s/ Timothy S. Hill
                             ----------------------------------------------
                             By:  Timothy S. Hill
                                  Chief Financial Officer, Senior Vice President


Date:    June 28, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                         Title                                                  Date
---------                         -----                                                  ----
/s/ Paul B. Queally
-----------------------------
Paul B. Queally                   Chairman of the Board, Director                        June 28, 1999

/s/ Thomas W. Singleton
-----------------------------
Thomas W. Singleton               Chief Executive Officer, President,                    June 28, 1999
                                  (Principal Executive Officer), Director
/s/ Dana C. McLendon, Jr.
-----------------------------
Dana C. McLendon, Jr.             Senior Vice President, Chief Administrative            June 28, 1999
                                  Officer, Director
/s/ Richard H. Stowe
-----------------------------
Richard H. Stowe                  Director                                               June 28, 1999

/s/ James B. Hoover
-----------------------------
James B. Hoover                   Director                                               June 28, 1999

/s/ David A. Jensen
-----------------------------
David A. Jensen                   Director                                               June 28, 1999

/s/ Jeptha W. Dalston
-----------------------------
Jeptha W. Dalston                 Director                                               June 28, 1999

INDEX TO EXHIBITS

     (a)  Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
3.1                    --   Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on form 10-Q for the quarter ended September
                            30,1998).
3.2                    --   Form of Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the
                            Registrant's Quarterly Report on form 10-Q for the quarter ended September 30,1998).
4.1                    --   Provisions of Articles of Incorporation defining the rights of security holders. See
                            Exhibit 3.1.
10.1                   --   Form of Executive Non-Compete and Severance Agreements (Incorporated by reference to
                            Exhibit 10.1 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.2                   --   Lease Agreement dated May 22, 1996 between New American Healthcare Corporation, as
                            Tenant, and James W. Ayers, as Landlord, as amended by First Amendment to Lease dated
                            October 10, 1996 between Highwoods/Forsyth Ltd. Partnership (as successor to James W.
                            Ayers) and New American Healthcare Corporation and further amended by Second Amendment to Lease dated June 10, 1998 between Highwoods/Forsyth Ltd. Partnership (as successor to
                            James W. Ayers) and New American Healthcare Corporation for the office space located in
                            Brentwood, Tennessee (Incorporated by reference to Exhibit 10.2 to the Registrant's
                            Registration Statement No. 333-57913 on form S-1).
10.3                   --   Securities Purchase Agreement dated as of January 30, 1998  among the Registrant and
                            WCAS Capital Partners III, L.P. (Incorporated by reference to Exhibit 10.3 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.4                   --   10% Senior Subordinated Note due January 30, 2008 made by the Registrant in favor of
                            WCAS Capital Partners III, L.P. in the principal amount of $25 million (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement No. 333-57913 on
                            form S-1).
10.6                   --   Stock Subscription Warrant dated January 30, 1998 from the Registrant to WCAS Capital
                            Partners III, L.P. (Incorporated by reference to Exhibit 10.6 to the Registrant's
                            Registration Statement No. 333-57913 on form S-1).

10.7                   --   Securities Purchase Agreement dated as of December 19, 1995 among the Registrant, Welsh,
                            Carson, Anderson & Stowe VII, L.P. and the several other purchasers named in Annex I, as amended (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration
                            Statement No. 333-57913 on form S-1).
10.8                   --   Registration Rights Agreement dated December 19, 1995 by and among the Registrant,
                            Welsh, Carson, Anderson & Stowe VII, L.P. and the several purchasers named in Annex I, as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration
                            Statement No. 333-57913 on form S-1).
10.9                   --   Stockholders Agreement dated December 19, 1995 by and among the Registrant, Welsh,
                            Carson, Anderson & Stowe VII, L.P. and several parties named in Schedule I, as amended
                            (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement
                            No. 333-57913 on form S-1).
10.10                  --   Restricted Stock Agreement dated December 19, 1995 by and among the Registrant, Welsh,
                            Carson, Anderson & Stowe VII, L.P., the several other investors named in Annex I and the several individuals named in Annex II (Incorporated by reference to Exhibit 10.10 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.11                  --   Asset Purchase Agreement effective August 1, 1996, between Doctors Hospital -
                            Wentzville, L.P., as Seller, and NAHC of Missouri, Inc., as Buyer (Incorporated by
                            reference to Exhibit 10.11 to the Registrant's Registration Statement No. 333-57913 on
                            form S-1).
10.12                  --   Consulting Agreement dated August 1, 1996 between Jack B. Bailey and New American
                            Healthcare Corporation (Incorporated by reference to Exhibit 10.12 to the Registrant's
                            Registration Statement No. 333-57913 on form S-1).
10.13                  --   Amended and Restated Credit Agreement dated as of January 30, 1998 between New American
                            Healthcare Corporation, Toronto Dominion (Texas), Inc. for itself and as Agent on behalf of the Banks and the Issuing Bank (Incorporated by reference to Exhibit 10.13 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.14                  --   Promissory Note dated January 30, 1998 in the amount of $30,000,000 made by the Company in favor of Toronto Dominion (Texas), Inc (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.15                  --   Promissory Note dated January 30, 1998 in the amount of $25,000,000 made by the Company in favor of NationsBank, N.A. (Incorporated by reference to Exhibit 10.15 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.16                  --   Promissory Note dated January 30, 1998 in the amount of $10,000,000 made by the Company in favor of AmSouth Bank of Tennessee (Incorporated by reference to Exhibit 10.16 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).

10.17                  --   Promissory Note dated January 30, 1998 in the amount of $15,000,000 made by the Company in favor of Corestates Bank, N.A. (Incorporated by reference to Exhibit 10.17 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.18                  --   Promissory Note dated January 30, 1998 in the amount of $10,000,000 made by the Company in favor of Banque Paribas (Incorporated by reference to Exhibit 10.18 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.19                  --   Promissory Note dated January 30, 1998 in the amount of $12,500,000 made by the Company in favor of First American National Bank (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.20                  --   Promissory Note dated January 30, 1998 in the amount of $15,000,000 made by the Company in favor of National City Bank, Kentucky (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.21                  --   Promissory Note dated January 30, 1998 in the amount of $15,000,000 made by the Company in favor of BankOne, N.A. (Incorporated by reference to Exhibit 10.21 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.22                  --   Amended and Restated Security Agreement dated January 30, 1998 by and between the
                            Company and Toronto Dominion (Texas), Inc. as Agent (Incorporated by reference to
                            Exhibit 10.22 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.23                  --   Amended and Restated Stock Pledge Agreement dated as of January 30, 1998 between New
                            American Healthcare Corporation and Toronto Dominion (Texas), Inc. for itself and as
                            Agent on behalf of the Banks and the Issuing Bank (Incorporated by reference to Exhibit
                            10.23 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.24                  --   Form of Subsidiary Security Agreement dated as of January 30, 1998 between each of the
                            Company's subsidiaries and Toronto Dominion (Texas), Inc. for itself and as Agent on behalf of the Banks and the Issuing Bank (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.25                  --   Form of Subsidiary Guaranty dated as of January 30, 1998 between each of the Company's subsidiaries and Toronto Dominion (Texas), Inc. for itself and as Agent on behalf of the
                            Banks and the Issuing Bank (Incorporated by reference to Exhibit 10.25 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.26                  --   Stock Purchase Agreement effective May 1, 1997 among Larry F. McFall, Phil Sanderson,
                            D.L. Patterson, Charles F. Daniel, Sam C. Yeager, Mack R. Choplin, David R. Carver and
                            Timothy L. Yeager, as Shareholders, Southeastern Hospital Corporation, Park Healthcare
                            Company

                            (Southeastern and Park, as Sellers) and New American Healthcare Corporation with respect to the stock of Center Hospital, Inc. d/b/a Memorial Hospital of Center
                            (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement
                            No. 333-57913 on form S-1).
10.27                  --   Asset Purchase Agreement dated May 1, 1997 among Eastwood Hospital, Inc., as Seller, the
                            Shareholder of Seller, and NAHC of Tennessee, Inc., as Buyer, and New American
                            Healthcare Corporation, as Parent (Incorporated by reference to Exhibit 10.27 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.28                  --   Interim Management Agreement dated May 16, 1997 between Eastwood Hospital, Inc. and NAHC of Tennessee, Inc. with respect to the mental health outpatient facility located at 3960
                            Knight Arnold Road, Suite 303, Memphis, Tennessee 38118 (Incorporated by reference to
                            Exhibit 10.28 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.29                  --   Asset Purchase Agreement effective August 1, 1997 by and among The Dolly V L.C., as
                            Seller, the Members of Seller, and NAHC II of Texas, Inc., as Buyer (Dolly Vinsant
                            Memorial Hospital) (Incorporated by reference to Exhibit 10.29 to the Registrant's
                            Registration Statement No. 333-57913 on form S-1).
10.30                  --   Asset Sale Agreement dated as of December 22, 1997 among New American Healthcare
                            Corporation, as Buyer, and Davenport Medical Center, Inc., EGH, Inc., Qualicare of
                            Wyoming, Inc. and Woodland Park Hospital, Inc. (collectively, Seller), as assigned to the respective subsidiaries of NAHC by that certain Assignment of Asset Sale Agreement dated January 30, 1998 (Incorporated by reference to Exhibit 10.30 to the Registrant's
                            Registration Statement No. 333-57913 on form S-1).
10.31                  --   Assignment and Assumption of Lease (Lander Valley Medical Center) effective February 1,
                            1998 between Qualicare of Wyoming, Inc. and NAHC of Wyoming, Inc. with respect to that certain Lease dated July 10, 1982 between the City of Lander, as lessor, and Lander
                            Valley Regional Medical Center, as lessee, as modified by Amendment No. One to Lease dated April 24, 1985 and the First Amendment to Lease dated July 1, 1991 (Incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement No. 333-57913
                            on form S-1).
10.32                  --   Assignment and Assumption of Lease (Woodland Park Hospital) effective February 1, 1998 between Woodland Park Hospital, Inc. (Assignor) and NAHC of Oregon, Inc. (Assignee) with respect to that certain Lease dated December 27, 1968 between Woodland Park Corporation
                            (predecessor-in-interest to The Les Ashbar Trust; Ernest B. Martin, The Connie L.
                            McNight Trust dated April 6, 1993; David L. Harris as Successor Trustee FBO Joan K.
                            Bailey (nka Joan K. Ayala), Marti Ridout and Jan L. Schilded; A.E. Brim; Milton Zusman,
                            Melvin Weinstein; Melvin Weinstein and Anne Weinstein, Trustees U/T/A dated April 7,
                            1992, Michael Zusman, Steven Zusman, Bruce Weinstein and Lisa Marie


                            Weinstein) and W.P.H., Inc. (Assignor's predecessor-in-interest), as amended by Amendment to
                            Lease dated March 4, 1971, as assigned by Notice of Assignment of Lease and Authorization for
                            Payment of Lease Rentals dated April 1, 1972 and as further amended by Second Amendment to Lease dated January 30, 1998 (Incorporated by reference to Exhibit 10.32 to the
                            Registrant's Registration Statement No. 333-57913 on form S-1).
10.33                  --   License Agreement (Pulse Health Services) dated as of January 31, 1998 among Tenet
                            HealthSystem HealthCorp, NAHC of Oregon, Inc. and New American Healthcare Corporation
                            (Incorporated by reference to Exhibit 10.33 to the Registrant's Registration Statement
                            No. 333-57913 on form S-1).
10.34                  --   License Agreement (Pulse Home Health) dated as of January 31, 1998 among Tenet
                            HealthSystem HealthCorp, NAHC of Iowa, Inc. and New American Healthcare Corporation
                            (Incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement
                            No. 333-57913 on form S-1).
10.35                  --   Asset Sale Agreement dated as of December 22, 1997 between New American Healthcare
                            Corporation, as Buyer, and PSH, Inc., as Seller (Incorporated by reference to Exhibit
                            10.35 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.36                  --   Agreement dated March 23, 1998 between Healthcare Management Systems, Inc. and New
                            American Healthcare Corporation (management information systems) (Incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement No. 333-57913 on
                            form S-1).
10.37                  --   New American Healthcare Corporation Stock Option Plan (Incorporated by reference to
                            Exhibit 10.37 to the Registrant's Registration Statement No. 333-57913 on form S-1).
10.38                  --   New American Healthcare Corporation Employee Stock Purchase Plan (Incorporated by
                            reference to Exhibit 10.38 to the Registrant's Registration Statement No. 333-57913 on
                            form S-1).
10.39                  --   Agreement to Lease and Purchase dated October 29, 1998 among Lucius O. Crosby Memorial
                            Hospital ("Seller") and NAHC of Mississippi, Inc. and New American Healthcare
                            Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed November 16, 1998).
10.40                  --   Stock Purchase Agreement dated as of October 31, 1998 among NAHC Georgia Holdings, Inc. (as "Buyer"), the shareholders of Memorial Hospital of Adel, Inc. (the "Shareholders") and New American Healthcare
                            Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K
                            filed November 18, 1998).
10.41                  --   Third Amendment to Amended and Restated Credit Agreement, dated as of October 27, 1998, by and among New American Healthcare Corporation, as Borrower, Toronto Dominion (Texas), Inc., as Agent,
                            The Toronto-Dominion Bank, as Issuing Bank, and various lenders thereto

                            (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on
                            Form 10-Q for the quarter ended December 31, 1998).
10.42                  --   Severance Agreement and Release, dated as of February 22, 1999, between
                            Robert M. Martin and New American Healthcare Corporation.
10.43                  --   Executive Employment Agreement, dated as of March 4, 1999, by and between
                            New American Healthcare Corporation and Thomas W. Singleton.
10.44                  --   The Second Amended and Restated Credit Agreement, dated as of May 14, 1999, by and among New American Healthcare Corporation, as Borrower, Toronto Dominion
                            (Texas), Inc., as Agent, The Toronto-Dominion Bank, as Issuing Bank, and
                            various lenders thereto.
21                     --   Subsidiaries of the Registrant.
23                     --   Consent of KPMG LLP.
27.1                   --   Financial Data Schedule (for SEC use only).