Form 10-Q
period 1999-06-30
NEW AMERICAN HEALTHCARE CORP
filed 1999-08-16
CIK 1005653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending June 30, 1999.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                               OUTSTANDING AT JULY 30, 1999
          -----                               ----------------------------
Common stock, $.01 par value                          17,442,364


                       NEW AMERICAN HEALTHCARE CORPORATION

                                      INDEX


PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:

             Condensed Consolidated Balance Sheets
                June 30, 1999 (unaudited) and March 31, 1999               1

             Condensed Consolidated Statements of Operations
                Three Months Ended June 30, 1999 and 1998                  2

             Condensed Consolidated Statements of Cash Flows
                Three Months Ended June 30, 1999 and 1998                  3

             Notes to Condensed Consolidated Financial Statements          4

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           5

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                             14

             SIGNATURE                                                    15

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                   June 30,1999 (unaudited) and March 31, 1999
                  (In thousands, except per share information)



                                                                    JUNE 30,      MARCH 31,
                                ASSETS                                1999          1999
                                ------                              --------       --------
                                                                   (Unaudited)

Current assets:
    Cash and cash equivalents                                         1,914          5,971
    Patient accounts receivable, net of allowance for
       doubtful accounts of $10,969 and $10,005                      39,475         39,986
    Other receivables                                                   779          2,113
    Inventories                                                       3,542          3,824
    Prepaid expenses and other current assets                         1,671          2,393
    Assets held for sale                                             17,861             --
                                                                   --------       --------

               Total current assets                                  65,242         54,287

Property and equipment, net                                          92,946        122,199
Goodwill, net of accumulated amortization of $886 and $927           23,839         41,919
Other assets                                                          1,691          1,359
                                                                   --------       --------

               Total assets                                         183,718        219,764
                                                                   ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                            17,029         20,014
    Estimated third-party payor settlements                           4,229          7,188
    Current portion of capital lease obligations                        400            447
                                                                   --------       --------

               Total current liabilities                             21,658         27,649

Capital lease obligations, excluding current portion                  5,398          5,499
Long-term debt                                                      106,300        103,300
Deferred income taxes                                                   262          1,473

Stockholders' equity:
    Common stock, $.01 par value; 50,000 shares authorized;
       16,019 and 16,172 shares issued and outstanding                  160            162
    Non-voting common stock, $.01 par value: 1,500 shares
       authorized; 1,423 shares issued and outstanding                   14             14
    Treasury stock, 153 and 92 shares of common stock at cost           (16)            (5)
    Additional paid-in capital                                       81,969         82,082
    Common stock warrants                                               235            235
    Deferred compensation                                              (391)          (507)
    Accumulated deficit                                             (31,871)          (138)
                                                                   --------       --------

               Total stockholders' equity                            50,100         81,843
                                                                   --------       --------

               Total liabilities and stockholders' equity           183,718        219,764
                                                                   ========       ========



      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Three months ended June 30, 1999 and 1998
                  (In thousands, except per share information)

                                   (Unaudited)



                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                             1999          1998
                                                             ----          ----
Revenue:
   Net patient service revenue                               49,159       34,856
   Other revenue                                                889        1,042
                                                            -------      -------

       Net operating revenue                                 50,048       35,898
                                                            -------      -------
Expenses:
   Salaries and benefits                                     23,200       16,210
   Professional fees                                          7,334        4,715
   Supplies                                                   6,077        3,968
   Provision for doubtful accounts                            5,373        3,012
   General and administrative                                 1,286          665
   Asset write-down, transition and other related costs      29,628           --
   Other                                                      5,111        3,889
   Depreciation and amortization                              2,204        1,359
   Interest                                                   2,404        1,557
                                                            -------      -------
                                                             82,617       35,375
                                                            -------      -------

       Income (loss) before income taxes                    (32,569)         523
Income taxes                                                   (836)         209
                                                            -------      -------

       Net income (loss)                                    (31,733)         314

Cumulative preferred dividend                                    --          437
                                                            -------      -------

Net loss attributable to common stockholders                (31,733)        (123)
                                                            =======      =======

Net loss per share:
   Basic                                                      (1.81)       (0.02)
   Diluted                                                    (1.81)       (0.02)

Weighted average number of shares and
   dilutive share equivalents outstanding:
   Basic                                                     17,500        8,027
                                                            =======      =======
   Diluted                                                   17,500        8,027
                                                            =======      =======




      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                    Three months ended June 30, 1999 and 1998
                                 (In thousands)

                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                              1999        1998
                                                              ----        ----

Cash flows provided by (used in) operating activities        (5,743)      1,066
                                                             ------      ------

Cash flows from investing activities:
  Purchase of property and equipment                         (1,375)       (650)
  Sale of property                                              246          --
                                                             ------      ------

     Net cash used in investing activities                   (1,129)       (650)
                                                             ------      ------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                    3,000          --
  Repayment of long-term debt                                    --      (6,000)
  Repayment of notes payable to affiliates                       --        (296)
  Repayment of capital lease obligations                       (148)         --
  Purchase of treasury stock                                    (10)         --
  Deferred financing costs                                      (27)        (69)
                                                             ------      ------

     Net cash provided by (used in) financing activities      2,815      (6,365)
                                                             ------      ------

Net decrease in cash                                         (4,057)     (5,949)

Cash and cash equivalents at beginning of period              5,971       6,119
                                                             ------      ------

Cash and cash equivalents at end of period                    1,914         170
                                                             ======      ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                    2,261         939
  Cash paid during the period for income taxes                  142         310




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

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

(2)    ASSET WRITE-DOWN, TRANSITION AND OTHER RELATED COSTS

       Asset write-down, transition and other related costs totaling approximately $29,628 were recorded during the three months ended June 30, 1999. These charges were comprised of approximately $28,895 of asset write-down costs, $703 of severance costs and $30 of other related costs.

       Assets held for sale totaled approximately $17,861 at June 30, 1999, and consisted of current assets, property and equipment and other assets from three hospitals associated with the asset write-down during the three months ended June 30, 1999. The Company expects to dispose of the assets during the year ended March 31, 2000. Net revenue and pre-tax losses from the hospitals to be disposed of totaled $13,262 and $2,012, respectively, for the three months ended June 30, 1999. Net revenue and pre-tax income from the hospitals to be disposed of totaled $11,464 and $459, respectively, for the three months ended June 30, 1998.

(3)    SUBSEQUENT EVENTS

       Effective August 1, 1999, the Company sold Davenport Medical Center to a health care system. The value received approximated the net carrying value of Davenport Medical Center.

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

         The Company acquired its first hospital in August 1996 and through June 1999 has acquired ten additional hospitals. These eleven acute care hospitals are located in nine states and have a total of 1,347 licensed beds.

IMPACT OF ACQUISITIONS

         Because of the financial impact of the Company's recent acquisitions, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. In addition, due to the relatively small number of hospitals currently operated, each hospital can materially affect the overall operating margins of the Company. Upon the acquisition of a hospital, the Company typically takes a number of steps intended to lower operating costs. The impact of such actions may be offset by the cost of revenue enhancing initiatives such as expanding services, strengthening medical staff, and improving market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may initially have an adverse effect on the Company's overall operating margins. The operating results of acquisitions are included in the Company's results of operations from the respective dates of purchase.

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


                                                            THREE MONTHS ENDED          PERCENTAGE
                                                                 June 30,           Increase (Decrease)
                                                         ------------------------    of Dollar Amounts
                                                           1999            1998
                                                           ----            ----

 Net operating revenue                                    100.0%          100.0%             39.3%
 Operating expenses before depreciation
      and amortization and interest                       156.0%           90.3%            140.7%
                                                         ------------------------

 EBITDA (1)                                               -56.0%            9.7%           -900.0%
 Depreciation and amortization                              4.4%            3.9%             57.1%
 Interest                                                   4.8%            4.5%             50.0%
                                                         ------------------------

 Income (loss) before income taxes                        -65.2%            1.4%          -6620.0%
 Income taxes                                              -1.8%            0.6%           -550.0%
                                                         ------------------------

 Income (loss)                                            -63.4%            0.5%         -10666.7%
 Cumulative preferred dividend                              0.0%            1.1%           -100.0%
                                                         ------------------------

 Net loss attributable to common stockholders             -63.4%           -0.6%          31600.0%
                                                         ========================


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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net operating revenue was $50.0 million for the three months ended June 30, 1999, compared to $35.9 million for the comparable period of 1998, an increase of $14.1 million or 39.3%. Net operating revenue for the hospitals owned during both three months ended June 30, 1999 and 1998, excluding hospitals held for sale, was $25.3 and $24.4 million, respectively. Net operating revenue for the hospitals held for sale owned during both three months ended June 30, 1999 and 1998 was $8.6 and $11.5 million, respectively. This total decrease for hospitals owned during both periods is primarily due to managed care pricing pressures in three markets, lower-than-expected volume growth and a slow down in physician recruitment.

         Operating expenses less depreciation and amortization and interest were $78.0 million, or 156.0% of net operating revenue, for the three months ended June 30, 1999, compared to $32.4 million, or 90.3% of net operating revenue, for the comparable period of 1998. Operating expenses less depreciation and amortization and interest for the hospitals owned during both three months ended June 30, 1999 and 1998, excluding hospitals held for sale, was $44.9 and $21.8 million, respectively. Operating expenses less depreciation and amortization and interest for the hospitals held for sale owned during both three months ended June 30, 1999 and 1998 was $18.7 and $10.6 million, respectively. This total increase for hospitals owned during both periods is primarily due to $29.6 million of asset write-down, transition and other related costs during the three months ended June 30, 1999.

         Depreciation and amortization expense was $2.2 million for the three months ended June 30, 1999, compared to $1.4 million for the comparable period of 1998, an increase of $0.8 million or 57.1%. The increase is primarily due to an increase in depreciation expense relating to acquisitions and a $0.7 million increase in capital expenditures for the three months ended June 30, 1999.

         Interest expense was $2.4 million for the three months ended June 30, 1999, compared to $1.6 million for the comparable period of 1998, an increase of $0.8 million or 50.0%. The increase was due to the increase in average outstanding indebtedness associated with the eleven hospitals owned during the three months ended June 30, 1999 versus only eight hospitals having been owned for the comparable period of 1998. The average debt outstanding for the three months ended June 30, 1999 and 1998 was $104.3 and $36.5 million, respectively, bearing interest at a rate of 9.0% and 8.2% at the end of each respective period.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1999, the Company had working capital of $43.6 million including cash and cash equivalents of $1.9 million. The ratio of current assets to current liabilities was 3.0 to 1.0 at June 30, 1999 and 2.0 to 1.0 at March 31, 1999.

         On August 20, 1998, the Company completed its initial public offering ("IPO") of common stock, selling five million shares at $13.00 per share, netting the Company approximately $58.0 million. Net proceeds of the offering were used to pay dividends on and to redeem all of the Series A preferred stock ($26.3 million), to pay interest on and prepay all of the subordinated debt ($26.4 million) and to reduce indebtedness under the Company's revolving credit facility ($5.0 million). Concurrent with the IPO, the then outstanding Series B convertible preferred stock was converted into 1.4 million and 2.8 million shares of non-voting and voting common stock, respectively.

         On May 14, 1999, the Company amended and restated its revolving credit agreement. The credit agreement has a revolving credit limit of $116.0 million. Borrowings under the facility bear interest of (i) a base rate equal to the greater of the Prime Rate or the Federal Funds rate, plus in either case, a margin of up to 2.75% or (ii) London Interbank Offered Rate as of the date of borrowing plus a margin of up to 4%. The applicable margin is determined by a ratio of indebtedness to EBITDAR, as defined in the Credit Agreement, calculated on a monthly basis. The facility is due and payable November 30, 2002, with a required permanent reduction of $12.0 and $8.0 million by October 31, 1999 and 2000, respectively. Additionally, the Company is required to pay down outstanding indebtedness upon the sale of any facilities and beginning with the year ended March 31, 2000, by the amount of any excess cash flow for the year, as defined within the agreement, less $4.0 million of cash and cash equivalents to be maintained by the Company. At June 30, 1999, $106.3 million of the Credit Facility was drawn, an increase of $3.0 million from March 31, 1999. At June 30, 1999, the average borrowing rate on the Credit Facility was 9.0%.

         Cash flows used in operating activities were $5.7 million for the three months ended June 30, 1999 compared to cash flows provided by operating activities of $1.1 million for the comparable period of 1998. Cash used in investing activities was $1.1 million for the three months ended June 30, 1999 and $0.7 million for the three months ended June 30, 1998, primarily related to the acquisition of equipment. Net cash provided by financing activities was $2.8 million for the three months ended June 30, 1999, primarily from bank borrowings related to working capital expenditures. Net cash used in financing activities was $6.4 million for the three months ended June 30, 1998, primarily from repayment of $6.0 million of debt.

         The Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for these or other needs. There can be no assurance that the Company will not require additional debt or equity financing or that such financing will be available on acceptable terms. Effective August 1, 1999, the Company sold Davenport Medical Center to a health care system. The value received approximated the net carrying value of Davenport Medical Center. The Company is exploring the sale of up to two additional hospitals during fiscal year 2000. During the three months ended June 30, 1999, the Company wrote down the assets of the facilities, which it intends to sell. The funds provided by any dispositions will be used to pay down outstanding indebtedness on the revolving credit facility.

         Capital expenditures, excluding acquisitions, for the three months ended June 30, 1999 and 1998 were $1.4 million and $0.7 million, respectively. Capital expenditures related to management information systems ("MIS") (both financial and clinical) were approximately $0.2 million for the three months ended June 30, 1999. Capital expenditures for the Company's hospitals will vary from year to year depending on facility improvements and service enhancements undertaken. The Company expects to fund fiscal year 2000 capital needs with excess operating cash flows and borrowings from the revolving credit facility.

         The Company previously announced its intentions to sell Crosby Memorial Hospital. The Company is obligated to build a new, replacement facility for Crosby Memorial Hospital within 36 months of the November 1, 1998 acquisition date. If the Company fails to meet this commitment, the Company must purchase the existing facility for $15.0 million.

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

         Status of the Company's Year 2000 Compliance

         MIS. The Company is in the process of converting all of its hospitals to a new management information system (MIS), which it believes is Year 2000 compliant. As of June 30, 1999, nine of the Company's eleven hospitals had been converted to the new system. The Company expects the remaining two hospitals to be converted by October 1999. The provider of the MIS has represented to the Company that the new system is Year 2000 compliant and the Company's testing of the system has not indicated any material Year 2000 noncompliance.

         Non-MIS Equipment. Various clinical and non-clinical equipment currently in use at the Company's hospitals incorporates time/date elements. The Company has substantially completed an itemized inventory of all of its hospitals and identified substantially all equipment with potential Year 2000 problems. The Company believes it will have completed this process and established a time frame for repairing or replacing any non-compliant equipment by September 30, 1999. The Company is also in the process of contracting its group-purchasing agent to determine any Year 2000 compliance problems with respect to its sources of supplies. The Company has not received sufficient information from its group purchasing agent to determine any Year 2000 compliance problems with respect to its sources of supplies or to establish an estimated date for completing subsequent phases with respect to its supplies. In addition, the Company has established a plan to inventory the infrastructure in each of its hospitals to determine any Year 2000 compliance problems. The Company expects to complete its Year 2000 compliance plan with respect to the hospital's infrastructure by December 31, 1999.

         Third-Party Relationships. In addition, the Company has ongoing relationships with third-party suppliers, vendors, payors and others, which may have computer systems with Year 2000 compliance problems that the Company does not control. Medicare is a significant source of revenues to the Company. According to the Health Care Financing Administration ("HCFA") web page, the Medicare program will be ready to process acceptable claims in the Year 2000. However, there can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and which are responsible for payment to the Company under Medicare and Medicaid programs, as well as other payors, will not experience problems with Year 2000 compliance. In addition, the Company depends upon other vendors such as utilities, which provide electricity, water, natural gas and telephone services and vendors of medical supplies and pharmaceuticals used in patient care. As a part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem and expects to complete the initial contacting of these parties by September 30, 1999. The failure of such third parties to remedy Year 2000 problems could have a material adverse effect on the Company's business, financial condition and results of operations and ability to provide health care services.

         Costs of Year 2000 Compliance

         The Company expects to make capital expenditures of approximately $7.5 million which includes (i) approximately $6.3 million for the new MIS software and hardware, of which $4.8 million was expended in fiscal year 1999 and $0.2 million was expended in the three months ended June 30, 1999 and (ii) certain non-MIS costs associated with Year 2000 compliance. The Company does not expect to incur any other additional material Year 2000 compliance costs. The failure of the Company's MIS to be Year 2000 compliant could have a material adverse effect on the Company's business, financial conditions and results of operations.

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

ENVIRONMENTAL MATTERS

         The Company acquired Puget Sound Hospital in Tacoma, Washington in September 1999. During its due diligence process, the Company discovered certain environmental contamination involving underground storage tanks no longer in use. Environmental consultants have developed a work plan to remediate such existing contamination, which must be approved by the Washington State Department of Ecology. Once the work plan is approved, remediation may begin. The prior owner has agreed to fund all costs of such remediation.

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

GENERAL

         Hospital revenue is received primarily from Medicare, Medicaid and commercial insurance. The federal Medicare program accounted for approximately 53.3% and 63.3% of hospital patient days for the three months ended June 30, 1999 and 1998, respectively. The state Medicaid programs accounted for approximately 19.8% and 16.7% of hospital patient days for the three months ended June 30, 1999 and 1998, respectively. The Company's percentage of revenue received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation. In addition, numerous states, insurance companies and employers are actively negotiating discounts to the Company's standard rates. The trend towards increased managed care, including a shift in payor mix toward health maintenance organizations, preferred provider organizations and other managed care payors, may also adversely affect payment rates for the Company's services and the Company's ability to achieve targeted growth rates in net patient service revenue.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's hospitals was approximately 42.5% and 43.0% of gross patient service revenue for the three months ended June 30, 1999 and 1998, respectively.

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

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments imbedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not presently have any derivative financial instruments and does not believe that this statement will have a material impact on its financial position or results of operations.

                                    PART II.
                                OTHER INFORMATION

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

                 27       Financial Data Schedule (for SEC use only)


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 16, 1999            NEW AMERICAN HEALTHCARE CORPORATION
       ----------


                                  By:  /s/  Thomas W. Singleton
                                       ----------------------------------------
                                       Chief Executive Officer



                                  By:  /s/  Timothy S. Hill
                                       ----------------------------------------
                                       Chief Financial Officer