Form 10-Q
period 1999-09-30
NEW AMERICAN HEALTHCARE CORP
filed 1999-11-15
CIK 1005653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending September 30, 1999.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _________.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                OUTSTANDING AT NOVEMBER 5, 1999
          -----                                -------------------------------
 Common stock, $.01 par value                            17,442,455


                       NEW AMERICAN HEALTHCARE CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets
             September 30, 1999 (unaudited) and March 31, 1999                1

          Condensed Consolidated Statements of Operations
             Three Months and Six Months Ended
             September 30, 1999 and 1998                                      2

          Condensed Consolidated Statements of Cash Flows
             Six Months Ended September 30, 1999 and 1998                     3

          Notes to Condensed Consolidated Financial Statements                4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 7

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   18

          SIGNATURES                                                         20

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                September 30,1999 (unaudited) and March 31, 1999
                  (In thousands, except per share information)



                                                                   SEPTEMBER 30,     MARCH 31,
                     ASSETS                                            1999             1999
                     ------                                        ------------      ----------
                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                           5,153            5,971
    Patient accounts receivable, net of allowance for
       doubtful accounts of $10,379 and $10,005                        26,654           39,986
    Other receivables                                                   2,678            2,113
    Inventories                                                         2,164            3,824
    Prepaid expenses and other current assets                           1,429            2,393
    Assets held for sale                                               13,652             --
                                                                     --------         --------

                 Total current assets                                  51,730           54,287

Property and equipment, net                                            81,149          122,199
Goodwill, net of accumulated amortization of $920 and $927             22,260           41,919
Other assets                                                            2,553            1,359
                                                                     --------         --------

                 Total assets                                         157,692          219,764
                                                                     ========         ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              18,602           20,014
    Estimated third-party payor settlements                             4,395            7,188
    Current portion of capital lease obligations                          361              447
    Current portion of long-term debt                                   6,933             --
                                                                     --------         --------

                 Total current liabilities                             30,291           27,649

Capital lease obligations, excluding current portion                    5,311            5,499
Long-term debt                                                         95,800          103,300
Deferred income taxes                                                     262            1,473

Stockholders' equity:
    Common stock, $.01 par value; 50,000 shares authorized;
       16,019 and 16,172 shares issued and outstanding                    160              162
    Non-voting common stock, $.01 par value: 1,500
       shares authorized; 1,423 shares issued and outstanding              14               14
    Treasury stock, 153 and 92 shares of common stock at cost             (16)              (5)
    Additional paid-in capital                                         81,968           82,082
    Common stock warrants                                                 235              235
    Deferred compensation                                                (374)            (507)
    Accumulated deficit                                               (55,959)            (138)
                                                                     --------         --------

                 Total stockholders' equity                            26,028           81,843
                                                                     --------         --------

                 Total liabilities and stockholders' equity           157,692          219,764
                                                                     ========         ========


      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

          Three months and six months ended September 30, 1999 and 1998
                  (In thousands, except per share information)

                                   (Unaudited)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                  ----------------------      -----------------------
                                                    1999         1998           1999           1998
                                                  -------      --------       --------        -------
Revenue:
   Net patient service revenue                     43,176         36,870         92,335        71,726
   Other revenue                                      815          1,092          1,704         2,134
                                                  -------       --------       --------       -------
       Net operating revenue                       43,991         37,962         94,039        73,860
                                                  -------       --------       --------       -------
Expenses:
   Salaries and benefits                           21,177         16,936         44,377        33,146
   Professional fees                                6,299          4,913         13,633         9,628
   Supplies                                         5,479          3,971         11,556         7,939
   Provision for doubtful accounts                  5,867          3,086         11,240         6,098
   General and administrative                       1,154            767          2,440         1,432
   Asset write-down, transition and other
     related costs                                 18,947            --          48,575           --
   Other                                            4,682          3,992          9,793         7,881
   Depreciation and amortization                    1,609          1,275          3,813         2,634
   Interest                                         2,865          1,541          5,269         3,098
                                                  -------       --------       --------       -------
                                                   68,079         36,481        150,696        71,856
                                                  -------       --------       --------       -------

       Income (loss) before income taxes and
          extraordinary item                      (24,088)         1,481        (56,657)        2,004
Income taxes                                          --             593           (836)          802
                                                  -------       --------       --------       -------

       Income (loss) from operations before
           extraordinary item                     (24,088)           888        (55,821)        1,202

Extraordinary item - loss on early
   extinguishment of debt
   (net of tax of $89)                                --             134            --            134
                                                  -------       --------       --------       -------
                                                  (24,088)           754        (55,821)        1,068

Cumulative preferred dividend                         --             273            --            710
                                                  -------       --------       --------       -------

Net income (loss) attributable to
   common stockholders                            (24,088)           481        (55,821)          358
                                                  =======       ========       ========       =======

Net income (loss) per share:
   Basic
       Continuing operations                        (1.38)          0.05          (3.19)         0.04
       Extraordinary                                  --           (0.01)           --          (0.01)
                                                  -------       --------       --------       -------
                                                    (1.38)          0.04          (3.19)         0.03
                                                  =======       ========       ========       =======
   Diluted
       Continuing operations                        (1.38)          0.04          (3.19)         0.04
       Extraordinary                                  --           (0.01)           --          (0.01)
                                                  -------       --------       --------       -------
                                                    (1.38)          0.03          (3.19)         0.03
                                                  =======       ========       ========       =======

Weighted average number of shares and
   dilutive share equivalents outstanding:
   Basic                                           17,442         12,544         17,473        10,475
                                                  =======       ========       ========       =======
   Diluted                                         17,442         15,360         17,473        14,235
                                                  =======       ========       ========       =======



      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                  Six months ended September 30, 1999 and 1998
                                 (In thousands)

                                   (Unaudited)


                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     -----------------------
                                                                         1999         1998
                                                                      ---------     --------

Cash flows provided by (used in) operating activities                  (1,480)        3,129
                                                                       ------       -------
Cash flows from investing activities:
  Purchase of property and equipment                                   (3,490)       (2,558)
  Sale of property                                                        274           143
  Cash paid for acquisitions                                              --        (27,349)
  Cash proceeds from dispositions                                       5,318           --
  Deferred acquisition costs                                              --            (50)
                                                                       ------       -------

     Net cash provided by (used in) investing activities                2,102       (29,814)
                                                                       ------       -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                              4,500        29,500
  Repayment of long-term debt                                          (5,067)      (13,500)
  Repayment of notes payable to affiliates                                --        (25,000)
  Repayment of capital lease obligations                                 (261)         (338)
  Purchase of treasury stock                                              (11)          --
  Issuance of common stock                                                --         58,013
  Repayment of redeemable preferred stock                                 --        (26,326)
  Deferred financing costs                                               (601)          (69)
                                                                       ------       -------

     Net cash provided by (used in) financing activities               (1,440)       22,280
                                                                       ------       -------

Net decrease in cash                                                     (818)       (4,405)

Cash and cash equivalents at beginning of period                        5,971         6,119
                                                                       ------       -------

Cash and cash equivalents at end of period                              5,153         1,714
                                                                       ======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              4,785         3,117
  Cash paid during the period for income taxes                             69         1,618

NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and liabilities assumed in hospital acquisitions:
  Receivables                                                             --          3,152
  Inventory                                                               --            298
  Prepaid expenses and other assets                                       --             26
  Accounts payable and accrued expenses                                   --          1,722
Notes receivable issued in hospital disposition                         3,484           --





      See accompanying Notes to Condensed Consolidated Financial Statements

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)


(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with interim financial reporting instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the full year.

       In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of New American Healthcare Corporation (the "Company") for the interim periods presented.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

(2)    ASSET WRITE-DOWN, TRANSITION AND OTHER RELATED COSTS

       Asset write-down, transition and other related costs totaling approximately $18,947 and $29,628 were recorded during the quarter ended September 30, 1999 and June 30, 1999, respectively. These charges were comprised of approximately $47,842 of asset write-down costs, $703 of severance costs and $30 of other related costs. The asset write-down costs related to four hospitals, two of which were disposed of during the quarter ended September 30, 1999, as discussed below, and two of which are held for sale as of September 30, 1999.

       Assets held for sale totaled approximately $13,652 at September 30, 1999, and consisted of current assets, property and equipment and other assets from two hospitals associated with the asset write-down during the six months ended September 30, 1999. The Company expects to dispose of the assets during the year ended March 31, 2000. Net revenue and pre-tax losses from the hospitals disposed of and held for sale totaled $13,785 and $2,413, respectively, for the three months ended September 30, 1999 and $32,307 and $4,485, respectively, for the six months ended September 30, 1999. Net revenue and pre-tax income from the hospitals disposed of and held for sale totaled $16,470 and $1,823, respectively, for the three months ended September 30, 1998 and $33,280 and $1,980, respectively, for the six months ended September 30, 1998.

       Effective August 1, 1999, the Company sold substantially all of the assets of Davenport Medical Center, with the exception of patient accounts receivable and estimated third-party payor settlements. The facility had 149 licensed beds. The sales price of approximately $5,236 was paid in cash. The value received approximated the net carrying value of the assets sold.

       Effective September 1, 1999, the Company sold substantially all of the assets of Delta Medical Center, with the exception of estimated third-party payor settlements. The facility had 243 licensed

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)

       beds. During the quarter ended September 30, 1999, the Company increased the asset write-down recorded in the quarter ended June 30, 1999 for Delta Medical Center to reflect a decrease in the anticipated purchase price due to generally poor market conditions related to the sale of hospitals. The sales price of approximately $3,584 was paid by a combination of $100 in cash and promissory notes totaling $3,484. The promissory notes are secured by a $400 certificate of deposit held in escrow and a lien on the property. On October 31, 1999, the purchaser of Delta Medical Center was unable to pay a scheduled $2,000 promissory note. The note was extended for sixty days in return for a $150 principle payment and payment of all interest owed on the $2,000 promissory note as of October 31, 1999. The Company anticipates that it may not be able to collect a significant portion of the promissory notes. The promissory notes are recorded at their estimated net realizable value.

(3)    LONG-TERM DEBT

       On October 28, 1999, the Company amended the credit agreement to extend the payment date of the current portion of the loan, originally due October 31, 1999, to February 28, 2000. At September 30, 1999, the current portion of the debt was $6,933. The Company plans to make this payment from the proceeds of the hospitals held for sale. If the Company is unable to close the sale of the hospitals for sufficient cash prior to February 28, 2000, there can be no assurance that the Company will be able to obtain another extension from its lenders.

       During the six months ended September 30, 1999, the Company has received waivers to certain debt compliance provisions of its credit agreement. At September 30, 1999, the Company is in compliance with, or obtained waivers for, all debt covenants under the credit agreement. The Company's continued monthly compliance with its debt covenants is predicated on its ability to maintain certain levels of operating performance and on its ability to sell certain assets to reduce debt. If the Company is unable to meet these objectives, it will be required to seek additional waivers from its lenders. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

(4)    EARNINGS PER SHARE

       The following table sets forth the components used in the computation of basic and diluted earnings per share:

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                ---------------------       ---------------------
                                                                  1999          1998         1999          1998
                                                                -------       -------       -------       -------
Numerator:
   Income (loss) from operations before extraordinary item      (24,088)          888       (55,821)        1,202
   Cumulative preferred dividends                                  --            (273)         --            (710)
                                                                -------       -------       -------       -------
       Continuing operations                                    (24,088)          615       (55,821)          492

   Extraordinary item                                              --            (134)         --            (134)
                                                                -------       -------       -------       -------
       Net income (loss) available to common shareholders       (24,088)          481       (55,821)          358
                                                                =======       =======       =======       =======
Denominator:
   Denominator for basic earnings per share -
       weighted-average shares outstanding                       17,442        12,544        17,473        10,475

   Effect of dilutive securities
       Stock options                                               --             141          --             139
       Warrants                                                    --             373          --             375
       Series B preferred stock                                    --           2,302          --           3,246
                                                                -------       -------       -------       -------
           Denominator for diluted earnings per share            17,442        15,360        17,473        14,235
                                                                =======       =======       =======       =======



(5)    CONTINGENCIES

       The Company previously announced its intentions to sell Crosby Memorial Hospital. The Company is obligated to build a new, replacement facility for Crosby Memorial Hospital within 30 months of the October 7, 1999 date that it obtained a certificate of need for the new facility. If the Company fails to meet this commitment, the Company must purchase the existing facility for $15,000. In addition, the Company is obligated to post a performance bond or other financial instrument to guarantee the construction of the facility within ninety days after obtaining the certificate of need for the new facility. The obligation for such bond is due in January 2000. The Company may not be able to obtain such performance bond or other financial instrument on reasonable commercial terms. The failure to post such financial instrument will be default under the agreement and subject the Company to the payment of damages to the seller. There can be no assurance that the seller will waive this requirement nor can there be any assurance that if the bond requirement is waived that the Company can fund either the new facility or the $15,000 penalty payment under the terms of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

         Certain statements in this Report constitute forward-looking statements. Such forward-looking statements (which may be identified by words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of New American Healthcare Corporation (the Company) or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives affecting the Company's business, including the Balanced Budget Act of 1997; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its business strategy and changes in such strategy; the availability and terms of financing to fund the operation of the Company's business; the Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the non-urban markets it serves; the effect of managed care initiatives on the non-urban markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

         The Company operates nine acute care hospitals, two of which are held for sale, with a total of 955 licensed beds and located in seven states throughout the United States. The Company was formed to capitalize on opportunities to be the principal provider of health care services in those non-urban communities which it targets. The Company acquired its first hospital in August 1996 and through September 1999 has acquired ten additional hospitals and disposed of two hospitals.

IMPACT OF ACQUISITIONS

         Because of the financial impact of the Company's acquisitions and dispositions, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. In addition, due to the relatively small number of hospitals currently operated, each hospital can materially affect the overall operating margins of the Company. Upon the acquisition of a hospital, the Company typically takes a number of steps intended to lower operating costs. The impact of such actions may be offset by the cost of revenue enhancing initiatives such as expanding services, strengthening medical staff, and improving market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may initially have an adverse effect on the Company's overall operating margins. The operating results of acquisitions are included in the Company's results of operations from the respective dates of purchase.

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

                                                              THREE MONTHS ENDED
                                                                 September 30,                  PERCENTAGE
                                                            -------------------------       Increase (Decrease)
                                                              1999            1998           of Dollar Amounts
                                                            ---------      ----------
 Net operating revenue                                        100.0%          100.0%                15.8%
 Operating expenses before depreciation
        and amortization and interest                         144.5%           88.7%                88.7%
                                                            ------------------------

 EBITDA (1)                                                   (44.5%)          11.3%              (555.8%)
 Depreciation and amortization                                  3.6%            3.4%                23.1%
 Interest                                                       6.6%            3.9%                93.3%
                                                            ------------------------
 Income (loss) before income taxes and
        extraordinary item                                    (54.8%)           3.9%             (1706.7%)
 Income taxes                                                   0.0%            1.6%              (100.0%)
                                                            ------------------------

 Income (loss) before extraordinary item                      (54.8%)           2.4%             (2500.0%)
 Extraordinary item                                             0.0%            0.8%               (10.0%)
 Cumulative preferred dividend                                  0.0%            0.8%               (30.0%)
                                                            ------------------------

 Net income (loss) attributable to common stockholders        (54.8%)           0.8%             (2460.0%)
                                                            ========================

                                                               SIX MONTHS ENDED
                                                                September 30,                   PERCENTAGE
                                                            ------------------------        Increase (Decrease)
                                                              1999            1998           of Dollar Amounts
                                                            --------       ---------
 Net operating revenue                                        100.0%          100.0%                27.2%
 Operating expenses before depreciation
        and amortization and interest                         150.6%           89.6%               113.9%
                                                            ------------------------

 EBITDA (1)                                                   (50.6%)          10.4%              (718.2%)
 Depreciation and amortization                                  4.0%            3.5%                46.2%
 Interest                                                       5.6%            4.2%                71.0%
                                                            ------------------------

 Income (loss) before income taxes and
        extraordinary item                                    (60.3%)           2.7%             (2935.0%)
 Income taxes                                                  (1.0%)           1.1%              (212.5%)
                                                            ------------------------

 Income (loss) before extraordinary item                      (59.4%)           1.6%             (4750.0%)
 Extraordinary item                                             0.0%            0.1%              (100.0%)
 Cumulative preferred dividend                                  0.0%            0.9%              (100.0%)
                                                            ------------------------

 Net income (loss) attributable to common stockholders        (59.4%)           0.5%            (14050.0%)
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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net operating revenue was $44.0 million for the three months ended September 30, 1999, compared to $38.0 million for the comparable period of 1998, an increase of $6.0 million or 15.8%. Net operating revenue for the hospitals owned during both three months ended September 30, 1999 and 1998, excluding the hospital held for sale, was $18.9 and $19.4 million, respectively. Net operating revenue for the hospital held for sale owned during both three months ended September 30, 1999 and 1998 was $4.4 and $5.4 million, respectively. The decrease for hospitals owned during both periods, excluding the hospital held for sale, is primarily due to the effects of the Balanced Budget Act of 1997. In addition, several markets have experienced managed care pricing pressures.

         Operating expenses less depreciation and amortization and interest were $63.6 million, or 144.5% of net operating revenue, for the three months ended September 30, 1999, compared to $33.7 million, or 88.7% of net operating revenue, for the comparable period of 1998. During the three months ended September 30, 1999, the Company recorded asset write-down costs of $18.9 million. Operating expenses less depreciation and amortization and interest for the hospitals owned during both three months ended September 30, 1999 and 1998, excluding the hospital held for sale and asset write-down costs, was $18.4 and $17.3 million, respectively. Operating expenses less depreciation and amortization and interest for the hospital held for sale owned during both three months ended September 30, 1999 and 1998 was $5.4 and $4.9 million, respectively. The increase for hospitals owned during both periods, excluding the hospital held for sale, is primarily due to an increase in corporate overhead costs and salary and professional fees.

         Depreciation and amortization expense was $1.6 million for the three months ended September 30, 1999, compared to $1.3 million for the comparable period of 1998, an increase of $0.3 million or 23.1%. The increase is primarily due to an increase in depreciation expense relating to acquisitions and a $0.2 million increase in capital expenditures for the three months ended September 30, 1999.

         Interest expense was $2.9 million for the three months ended September 30, 1999, compared to $1.5 million for the comparable period of 1998, an increase of $1.4 million or 93.3%. The increase was primarily due to the increase in average outstanding indebtedness associated with borrowings to acquire two hospitals since September 1998 and an increase in the Company's interest rate. The average debt outstanding for the three months ended September 30, 1999 and 1998 was $103.2 and $37.0 million, respectively, bearing interest at an average rate of 9.4% and 7.9% at the end of each respective period.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

         Net operating revenue was $94.0 million for the six months ended September 30, 1999, compared to $73.9 million for the comparable period of 1998, an increase of $20.1 million or 27.2%. Net operating revenue for the hospitals owned during both six months ended September 30, 1999 and 1998, excluding the hospital held for sale, remained steady at $39.0 and $38.4 million, respectively. Net operating revenue for the hospital held for sale owned during both six months ended September 30, 1999 and 1998 was $9.7 and $10.7 million, respectively.

         Operating expenses less depreciation and amortization and interest were $141.6 million, or 150.6% of net operating revenue, for the six months ended September 30, 1999, compared to $66.2 million, or 89.6% of net operating revenue, for the comparable period of 1998. During the six months ended September 30, 1999, the Company recorded asset write-down, transition and other related costs of $48.6 million. Operating expenses less depreciation and amortization and interest for the hospitals owned during both six months ended September 30, 1999 and 1998, excluding the hospital held for sale and asset write-down costs, was $38.4 and $34.7 million, respectively. Operating expenses less depreciation and amortization and interest for the hospital held for sale owned during both six months ended September 30, 1999 and 1998 was $10.4 and $9.4 million, respectively. The increase for hospitals owned during both periods, excluding the hospital held for sale, is primarily due to an increase in corporate overhead costs and salary and professional fees.

         Depreciation and amortization expense was $3.8 million for the six months ended September 30, 1999, compared to $2.6 million for the comparable period of 1998, an increase of $1.2 million or 46.2%. The increase is primarily due to an increase in depreciation expense relating to acquisitions and a $0.9 million increase in capital expenditures for the six months ended September 30, 1999.

         Interest expense was $5.3 million for the six months ended September 30, 1999, compared to $3.1 million for the comparable period of 1998, an increase of $2.2 million or 71.0%. The increase was primarily due to the increase in average outstanding indebtedness associated with borrowings to acquire two hospitals since September 1998 and an increase in the Company's interest rate. The average debt outstanding for the six months ended September 30, 1999 and 1998 was $103.8 and $35.8 million, respectively, bearing interest at an average rate of 9.4% and 7.9% at the end of each respective period.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1999, the Company had working capital of $21.4 million including cash and cash equivalents of $5.2 million. The ratio of current assets to current liabilities was 1.7 to 1.0 at September 30, 1999 and
2.0 to 1.0 at March 31, 1999.

         Cash flows used in operating activities were $1.5 million for the six months ended September 30, 1999 compared to cash flows provided by operating activities of $3.1 million for the comparable period of 1998. Cash flows provided by investing activities were $2.1 million for the six months ended September 30, 1999, primarily related to the proceeds from the disposition of Davenport Medical Center. Cash flows used in investing activities were $29.8 million for the six months ended September 30, 1998, primarily related to the acquisition of Puget Sound Hospital. Net cash used in financing activities was $1.4 million for the six months ended September 30, 1999, primarily due to the repayment of long-term debt from the sale proceeds of Davenport Medical Center. In addition, the Company had bank borrowings of $4.5 million related to working capital expenditures. Net cash provided by financing activities was $22.3 million for the six months ended September 30, 1998, primarily from the Company's initial public offering and borrowings related to the Puget Sound Hospital acquisition, net of repayment of subordinated debt and preferred stock.

         Capital expenditures, excluding acquisitions, for the six months ended September 30, 1999 and 1998 were $3.5 million and $2.6 million, respectively. Capital expenditures related to management information systems ("MIS") (both financial and clinical) were approximately $0.7 million for the six months ended

September 30, 1999. Capital expenditures for the Company's hospitals will vary from year to year depending on facility improvements and service enhancements undertaken.

         The Company's credit agreement provides for a revolving credit limit of $116.0 million, which as of September 30, 1999 has been reduced to $111.6 million as a result of a permanent reduction due to the application of the proceeds of an asset sale. Borrowings under the facility bear interest of (i) a base rate equal to the greater of the Prime Rate or the Federal Funds rate, plus in either case, a margin of up to 2.75% or (ii) London Interbank Offered Rate as of the date of borrowing plus a margin of up to 4%. The applicable margin is determined by a ratio of indebtedness to EBITDAR, as defined in the Credit Agreement, calculated on a monthly basis. The facility is due and payable November 30, 2002, with a required permanent reduction of $12.0 and $8.0 million by October 31, 1999 and 2000, respectively. Additionally, the Company is required to pay down outstanding indebtedness upon the sale of any facilities and beginning with the year ended March 31, 2000, by the amount of any excess cash flow for the year, as defined within the agreement, less $4.0 million of cash and cash equivalents to be maintained by the Company.

         On October 28, 1999, the Company amended the credit agreement to extend the payment date of the current portion of the loan, originally due October 31, 1999, to February 28, 2000. At September 30, 1999, the current portion of the debt was $6.9 million. The Company plans to make this payment from the proceeds of the hospitals held for sale. If the Company is unable to close the sale of the hospitals for sufficient cash prior to February 28, 2000, there can be no assurance that the Company will be able to obtain another extension from its lenders.

         During the six months ended September 30,1999, the Company has received waivers to certain debt compliance provisions of its credit agreement. At September 30, 1999, the Company is currently in compliance with, or obtained waivers for, all debt covenants under the credit agreement. The Company's continued monthly compliance with its debt covenants is predicated on its ability to maintain certain levels of operating performance and on its ability to sell certain assets to reduce debt. If the Company is unable to meet these objectives, it will be required to seek additional waivers from its lenders. However, there can be no assurance that the Company will be able to obtain such waivers, if needed. In October 1999, the Company began preliminary discussions with its senior lenders regarding the possible restructuring of its debt. There can be no assurance that the Company will be able to successfully restructure its debt.

         At September 30, 1999, $102.7 million of the credit agreement was outstanding, a decrease of $0.6 million from March 31, 1999. This decrease is comprised of $4.5 million of working capital draws, a $4.4 million repayment from Davenport sale proceeds, and a $0.7 million repayment. At September 30, 1999, the average borrowing rate on the credit agreement was 9.4%. As of September 30, 1999, there is $8.9 million available on the credit agreement. The Company's ability to access these funds is contingent on compliance with the terms of the credit agreement.

         The Company anticipates that internally generated cash flows from earnings, existing cash balances, borrowings under the credit agreement and proceeds from the sale of the two hospitals held for sale will be sufficient to fund future capital and Year 2000 expenditures and working capital requirements through fiscal year 2000. There can be no assurance that the above sources will sufficiently fund the Company's liquidity needs, that the Company will be in compliance with its debt covenants, that the Company will be able to close the sale of the two hospitals held for sale for sufficient cash prior to February 28, 2000 or that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its liquidity.

         Effective August 1, 1999, the Company sold substantially all of the assets of Davenport Medical Center, with the exception of patient accounts receivable and estimated third-party payor settlements. The facility had 149 licensed beds. The sales price of approximately $5.2 million was paid in cash. The value received approximated the net carrying value of the assets sold.

         Effective September 1, 1999, the Company sold substantially all of the assets of Delta Medical Center, with the exception of estimated third-party payor settlements. The facility had 243 licensed beds. During the quarter ended September 30, 1999, the Company increased the asset write-down recorded in the quarter ended June 30, 1999 for Delta to reflect a decrease in the anticipated purchase price due to generally poor market conditions related to the sale of hospitals. The sales price of approximately $3.6 million was paid by a combination of $0.1 million in cash and promissory notes totaling $3.5 million. The promissory notes are secured by a $0.4 million certificate of deposit held in escrow and a lien on the property. On October 31, 1999, the purchaser of Delta Medical Center was unable to pay a scheduled $2.0 million promissory note. The note was extended for sixty days in return for a $0.2 million principle payment and payment of all interest owed on the $2.0 million promissory note as of October 31, 1999. The Company anticipates that it may not be able to collect a significant portion of the promissory notes. The promissory notes are recorded at their estimated net realizable value.

         The Company previously announced its intentions to sell Crosby Memorial Hospital. The Company is obligated to build a new, replacement facility for Crosby Memorial Hospital within 30 months of the October 7, 1999 date that it obtained a certificate of need for the new facility. If the Company fails to meet this commitment, the Company must purchase the existing facility for $15.0 million. In addition, the Company is obligated to post a performance bond or other financial instrument to guarantee the construction of the facility within ninety days after obtaining the certificate of need for the new facility. The obligation for such bond is due in January 2000. The Company may not be able to obtain such performance bond or other financial instrument on reasonable commercial terms. The failure to post such financial instrument will be default under the agreement and subject the Company to the payment of damages to the seller. There can be no assurance that the seller will waive this requirement nor can there be any assurance that if the bond requirement is waived that the Company can fund either the new facility or the $15.0 million penalty payment under the terms of the agreement.

         In addition to Crosby Memorial Hospital, the Company announced its intentions to sell an additional hospital. The Company expects to dispose of these assets during the year ended March 31, 2000. The funds provided by any dispositions will be used to pay down outstanding indebtedness on the revolving credit facility.

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

Status of the Company's Year 2000 Compliance

         MIS. The Company has been in the process of converting all of its hospitals to a new management information system (MIS), which it believes is Year 2000 compliant. As of September 30, 1999, eight of the Company's nine hospitals had been converted to the new system. The remaining hospital was converted in October 1999. The provider of the MIS has represented to the Company that the new system is Year 2000 compliant and the Company's testing of the system has not indicated any material Year 2000 noncompliance.

         Non-MIS Equipment. Various clinical and non-clinical equipment currently in use at the Company's hospitals incorporates time/date elements. The Company has substantially completed an itemized inventory of all of its hospitals and identified substantially all equipment with potential Year 2000 problems. The Company has established a time frame for repairing or replacing any non-compliant equipment. The Company is also in the process of contracting its group-purchasing agent to determine any Year 2000 compliance problems with respect to its sources of supplies. The Company has not received sufficient information from its group purchasing agent to determine any Year 2000 compliance problems with respect to its sources of supplies or to establish an estimated date for completing subsequent phases with respect to its supplies. In addition, the Company has established a plan to inventory the infrastructure in each of its hospitals to determine any Year 2000 compliance problems. The Company expects to complete its Year 2000 compliance plan with respect to the hospital's infrastructure by December 31, 1999.

         Third-Party Relationships. In addition, the Company has ongoing relationships with third-party suppliers, vendors, payors and others, which may have computer systems with Year 2000 compliance problems that the Company does not control. Medicare is a significant source of revenues to the Company. According to the Health Care Financing Administration ("HCFA") web page, the Medicare program will be ready to process acceptable claims in the Year 2000. However, there can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and which are responsible for payment to the Company under Medicare and Medicaid programs, as well as other payors, will not experience problems with Year 2000 compliance. In addition, the Company depends upon other vendors such as utilities, which provide electricity, water, natural gas and telephone services and vendors of medical supplies and pharmaceuticals used in patient care. As a part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem and has completed the initial contacting of these parties. The failure of such third parties to remedy Year 2000 problems could have a material adverse effect on the Company's business, financial condition and results of operations and ability to provide health care services.

         Costs of Year 2000 Compliance

         The Company expects to make capital expenditures of approximately $7.5 million which includes (i) approximately $6.3 million for the new MIS software and hardware, of which $4.8 million was expended in fiscal year 1999 and $0.7 million was expended in the six months ended September 30, 1999 and (ii) certain non-MIS costs associated with Year 2000 compliance. The Company does not expect to incur any other additional material Year 2000 compliance costs. The failure of the Company's MIS to be Year 2000 compliant could have a material adverse effect on the Company's business, financial conditions and results of operations.

         Risks Related to Year 2000 Issues

         The Company believes that it will be able to resolve its Year 2000 compliance problems before December 31, 1999; however, the Company has not yet completed all of the phases of its Year 2000 compliance program. The failure of the new MIS program, the non-MIS equipment or the hospital infrastructure to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations. The failure of any of the foregoing could result in the Company's inability to diagnose or treat patients, bill for patient services, or collect payment from patients or third-party payors. Finally, if there are such disruptions generally in the economy as a result of Year 2000 compliance problems, such disruptions could have a material adverse effect on the Company. The Company is unable to estimate the amount of potential liability or lost revenue at this time.

         The Company believes that the most likely worst case scenario of Year 2000 compliance problems is that some third-party payors will not be Year 2000 compliant. The failure of such third-party payors to be Year 2000 compliant could result in delays and difficulties in receiving payments from such payors for services provided by the Company. These problems could result from the inability to file claims with certain payors by electronic filings as well as such payors inability to process either electronic or paper filings. These problems could seriously impact the Company's cash flows. The Company's contingency plan is to revert to manual billing processes.

         Contingency Plans for Year 2000 Issues

         The Company has substantially completed and continues to update a contingency plan for Year 2000 issues. However, in some instances (e.g. loss of water supply), the Company may not be able to develop contingency plans which allow the affected hospital to continue to operate. Each of the Company's hospitals has completed a Year 2000 contingency plan, which has been reviewed at the corporate office. In preparing their contingency plan, each hospital contacted local utility and other critical vendors. Each hospital and the corporate office will be staffed during the critical hours of the Year 2000 changeover with an on-site "Year 2000 Response Team".

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

ENVIRONMENTAL MATTERS

         The Company acquired Puget Sound Hospital in Tacoma, Washington in September 1998. During its due diligence process, the Company discovered certain environmental contamination involving underground storage tanks no longer in use. Environmental consultants have developed a work plan to remediate such existing contamination, which must be approved by the Washington State Department of Ecology. Once the work plan is approved, remediation may begin. The prior owner has agreed to fund all costs of such remediation.

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

GENERAL

         Hospital revenue is received primarily from Medicare, Medicaid and commercial insurance. The federal Medicare program accounted for approximately 52.8% and 47.6% of hospital patient days for the six months ended September 30, 1999 and 1998, respectively. The state Medicaid programs accounted for approximately 20.3% and 10.7% of hospital patient days for the six months ended September 30, 1999 and 1998, respectively. The Company's percentage of revenue received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation. In addition, numerous states, insurance companies and employers are actively negotiating discounts to the Company's standard rates. The trend towards increased managed care, including a shift in payor mix toward health maintenance organizations, preferred provider organizations and other managed care payors, may also adversely affect payment rates for the Company's services and the Company's ability to achieve targeted growth rates in net patient service revenue.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's hospitals was approximately 42.4% and 42.8% of gross patient service revenue for the six months ended September 30, 1999 and 1998, respectively.

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

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by FAS 137 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments imbedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not presently have any derivative financial instruments and does not believe that this statement will have a material impact on its financial position or results of operations.

                                    PART II.
                                OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (i)   Exhibits

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

               3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Report on Form 10-Q for the quarter ended September 30, 1998).

               10.1   Asset Purchase and Liabilities Assumption Agreement dated
                      June 30, 1999 among Trinity Human Services Corporation, as
                      Buyer, Trinity Regional Health System, New American
                      Healthcare Corporation and NAHC of Iowa, Inc., as Seller.

               10.2   Stock Purchase Agreement dated August 31, 1999 among New
                      American Healthcare Corporation, as Seller, Neil G. McLean, as Buyer, and Craig B. Watson, as Buyer.

               10.3   First Amendment to the Second Amended and Restated Credit
                      Agreement dated as of July 19, 1999 by and among New
                      American Healthcare Corporation, as Borrower, Toronto
                      Dominion (Texas), Inc., as Agent, The Toronto-Dominion Bank, as Issuing Bank and various lenders thereto.

               10.4   Second Amendment and Waiver to the Second Amended and
                      Restated Credit Agreement dated as of July 28, 1999 by and among New American Healthcare Corporation, as Borrower,
                      Toronto Dominion (Texas), Inc., as Agent, The
                      Toronto-Dominion Bank, as Issuing Bank and various lenders thereto.

               10.5   Third Amendment to the Second Amended and Restated Credit
                      Agreement dated as of August 20, 1999 by and among New
                      American Healthcare Corporation, as Borrower, Toronto
                      Dominion (Texas), Inc., as Agent, The Toronto-Dominion Bank, as Issuing Bank and various lenders thereto.

               10.6   Fourth Amendment and Waiver to the Second Amended and
                      Restated Credit Agreement dated as of October 14, 1999 by and among New American Healthcare Corporation, as Borrower,
                      Toronto Dominion (Texas), Inc., as

                      Agent, The Toronto-Dominion Bank, as Issuing Bank and various lenders thereto.

               10.7   Fifth Amendment to the Second Amended and Restated Credit
                      Agreement dated as of October 28, 1999 by and among New
                      American Healthcare Corporation, as Borrower, Toronto
                      Dominion (Texas), Inc., as Agent, The Toronto-Dominion Bank, as Issuing Bank and various lenders thereto.

               27     Financial Data Schedule (for SEC use only)


          (b) Reports on Form 8-K

                      During the three months ended September 30, 1999, the
              Company filed the following reports on Form 8-K:

              (i) Form 8-K dated September 14, 1999, to inform the market of the sale of Delta Medical Center.

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Dated: November 15, 1999        NEW AMERICAN HEALTHCARE CORPORATION



                                       By:  /s/ Thomas W. Singleton
                                           ------------------------------------
                                            Chief Executive Officer




                                       By:  /s/  Timothy S. Hill
                                           ------------------------------------
                                            Chief Financial Officer