Form 10-Q
period 1999-12-31
NEW AMERICAN HEALTHCARE CORP
filed 2000-02-22
CIK 1005653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending December 31, 1999.

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

          CLASS                               OUTSTANDING AT FEBRUARY 1, 2000
          -----                               -------------------------------

 Common stock, $.01 par value                           17,442,455

                       NEW AMERICAN HEALTHCARE CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheets
                December 31, 1999 (unaudited) and March 31, 1999             1

          Consolidated Statements of Operations
                Three Months and Nine Months Ended
                December 31, 1999 and 1998                                   2

          Condensed Consolidated Statements of Cash Flows
                Nine Months Ended December 31, 1999 and 1998                 3

          Notes to Condensed Consolidated Financial Statements               4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION                              8

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  17

          SIGNATURES                                                        18

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                December 31, 1999 (unaudited) and March 31, 1999
                  (In thousands, except per share information)

                                                                                                  DECEMBER 31,  MARCH 31,
                               ASSETS                                                                1999          1999
                                                                                                   --------      --------
                                                                                                 (Unaudited)
Current assets:
      Cash and cash equivalents                                                                       1,897         5,971
      Patient accounts receivable, net of allowance for doubtful accounts of
         $8,085 and $10,005                                                                          27,641        39,986
      Other receivables                                                                               2,434         2,113
      Inventories                                                                                     2,314         3,824
      Prepaid expenses and other current assets                                                       1,213         2,393
      Assets held for sale                                                                            8,399            --
                                                                                                   --------      --------
                   Total current assets                                                              43,898        54,287

Property and equipment, net                                                                          81,187       122,199
Goodwill, net of accumulated amortization of $920 and $927                                           22,261        41,919
Other assets                                                                                          2,156         1,359
                                                                                                   --------      --------
                   Total assets                                                                     149,502       219,764
                                                                                                   ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                                          19,189        20,014
      Estimated third-party payor settlements                                                         7,443         7,188
      Current portion of capital lease obligations                                                      340           447
      Current portion of long-term debt                                                             104,048            --
                                                                                                   --------      --------
                   Total current liabilities                                                        131,020        27,649

Capital lease obligations, excluding current portion                                                  5,230         5,499
Long-term debt                                                                                           --       103,300
Deferred income taxes                                                                                   262         1,473

Stockholders' equity:

      Common stock, $.01 par value; 50,000 shares authorized; 16,019 and 16,172 shares issued
         and outstanding                                                                                160           162
      Non-voting common stock, $.01 par value: 1,500 shares authorized; 1,423 shares
         issued and outstanding                                                                          14            14
      Treasury stock, 153 and 92 shares of common stock at cost                                         (16)           (5)
      Additional paid-in capital                                                                     81,760        82,082
      Common stock warrants                                                                             235           235
      Deferred compensation                                                                            (207)         (507)
      Accumulated deficit                                                                           (68,956)         (138)
                                                                                                   --------      --------
                   Total stockholders' equity                                                        12,990        81,843
                                                                                                   --------      --------
                   Total liabilities and stockholders' equity                                       149,502       219,764
                                                                                                   ========      ========

      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

          Three months and nine months ended December 31, 1999 and 1998
                  (In thousands, except per share information)

                                   (Unaudited)

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                DECEMBER 31,           DECEMBER 31,
                                                            -------------------    --------------------
                                                             1999        1998        1999        1998
                                                            -------    --------    --------    --------
Revenue:
     Net patient service revenue                             37,015      46,891     129,350     118,617
     Other revenue                                              425       1,264       2,129       3,398
                                                            -------    --------    --------    --------
         Net operating revenue                               37,440      48,155     131,479     122,015
                                                            -------    --------    --------    --------
Expenses:
     Salaries and benefits                                   19,465      21,947      63,842      55,093
     Professional fees                                        5,851       6,174      19,484      15,802
     Supplies                                                 4,782       5,366      16,338      13,305
     Provision for doubtful accounts                          3,893       3,520      15,133       9,618
     General and administrative                               1,127       1,086       3,567       2,518
     Asset write-down, transition and other related costs     6,181          --      54,756          --
     Other                                                    4,851       4,575      14,644      12,456
     Depreciation and amortization                            1,446       1,825       5,259       4,459
     Interest                                                 2,841       1,674       8,110       4,772
                                                            -------    --------    --------    --------
                                                             50,437      46,167     201,133     118,023
                                                            -------    --------    --------    --------
         Income (loss) before income taxes and
             extraordinary item                             (12,997)      1,988     (69,654)      3,992
Income taxes                                                     --         795        (836)      1,597
                                                            -------    --------    --------    --------
         Income (loss) before extraordinary item            (12,997)      1,193     (68,818)      2,395

Extraordinary item - loss on early extinguishment of debt
     (net of tax of $89)                                         --          --          --         134
                                                            -------    --------    --------    --------
                                                            (12,997)      1,193     (68,818)      2,261

Cumulative preferred dividend                                    --          --          --         710
                                                            -------    --------    --------    --------
Net income (loss) attributable to common stockholders       (12,997)      1,193     (68,818)      1,551
                                                            =======    ========    ========    ========
Net income (loss) per share:
     Basic
         Continuing operations                                (0.75)       0.07       (3.94)       0.13
         Extraordinary                                           --          --          --       (0.01)
                                                            -------    --------    --------    --------
                                                              (0.75)       0.07       (3.94)       0.12
                                                            =======    ========    ========    ========
     Diluted
         Continuing operations                                (0.75)       0.07       (3.94)       0.11
         Extraordinary                                           --          --          --       (0.01)
                                                            -------    --------    --------    --------
                                                              (0.75)       0.07       (3.94)       0.10
                                                            =======    ========    ========    ========
Weighted average number of shares and dilutive
       share equivalents outstanding:
     Basic                                                   17,442      17,596      17,462      12,849
                                                            =======    ========    ========    ========
     Diluted                                                 17,442      18,093      17,462      15,521
                                                            =======    ========    ========    ========

      See accompanying Notes to Condensed Consolidated Financial Statements

              NEW AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                  Nine months ended December 31, 1999 and 1998
                                 (In thousands)

                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                    -----------------
                                                                     1999       1998
                                                                    ------    -------
Cash flows provided by (used in) operating activities               (3,542)     2,290
                                                                    ------    -------
Cash flows from investing activities:
    Purchase of property and equipment                              (5,755)    (8,916)
    Sale of property                                                   289        250
    Cash paid for acquisitions                                          --    (60,716)
    Cash proceeds from dispositions                                  5,318         --
                                                                    ------    -------
       Net cash provided by (used in) investing activities            (148)   (69,382)
                                                                    ------    -------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                         7,400     70,250
    Repayment of long-term debt                                     (6,652)   (14,500)
    Repayment of notes payable to affiliates                            --    (25,000)
    Repayment of capital lease obligations                            (363)      (443)
    Purchase of treasury stock                                         (11)        --
    Issuance of common stock                                            --     58,013
    Repayment of redeemable preferred stock                             --    (26,327)
    Deferred financing costs                                          (758)      (286)
                                                                    ------    -------
       Net cash provided by (used in) financing activities            (384)    61,707
                                                                    ------    -------
Net decrease in cash                                                (4,074)    (5,385)

Cash and cash equivalents at beginning of period                     5,971      6,119
                                                                    ------    -------
Cash and cash equivalents at end of period                           1,897        734
                                                                    ======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                         6,523      4,056
    Cash paid during the period for income taxes                        81      1,928

NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and liabilities assumed in hospital acquisitions:

    Receivables                                                         --     11,715
    Inventory                                                           --        566
    Prepaid expenses and other assets                                   --        964
    Accounts payable and accrued expenses                               --      4,568
    Estimated third-party payor settlements                             --        108
    Capital lease obligations                                           --      1,161
Notes receivable issued in hospital disposition                      3,484         --


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

(2)    ASSET WRITE-DOWN, TRANSITION AND OTHER RELATED COSTS

       Asset write-down, transition and other related costs totaling approximately $6,181, $18,947 and $29,628 were recorded during the quarters ended December 31, 1999, September 30, 1999 and June 30, 1999, respectively. These charges were comprised of approximately $54,023 of asset write-down costs, $703 of severance costs and $30 of other related costs. The asset write-down costs related to four hospitals, two of which were disposed of during the quarter ended September 30, 1999, as discussed below, and two of which are held for sale as of December 31, 1999.

       Assets held for sale totaled approximately $8,399 at December 31, 1999, and consisted of current assets, property and equipment and other assets from two hospitals associated with the asset write-downs during the nine months ended December 31, 1999. The Company expects to dispose of the assets by June 30, 2000. Net revenue and pre-tax losses from the hospitals disposed of and held for sale totaled $7,948 and $2,847, respectively, for the three months ended December 31, 1999 and $40,255 and $7,332, respectively, for the nine months ended December 31, 1999. Net revenue and pre-tax income from the hospitals disposed of and held for sale totaled $18,213 and $111, respectively, for the three months ended December 31, 1998 and $51,493 and $2,091, respectively, for the nine months ended December 31, 1998.

       Effective August 1, 1999, the Company sold substantially all of the assets of Davenport Medical Center, with the exception of patient accounts receivable and estimated third-party payor settlements. The facility had 149 licensed beds. The sales price of approximately $5,236 was received in cash. The value received approximated the net carrying value of the assets sold.

       Effective September 1, 1999, the Company sold substantially all of the assets of Delta Medical Center, with the exception of estimated third-party payor settlements. The facility had 243 licensed

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)

       beds. During the quarter ended September 30, 1999, the Company increased the asset write-down recorded in the quarter ended June 30, 1999 for Delta Medical Center to reflect a decrease in the anticipated purchase price due to generally poor market conditions related to the sale of hospitals. The sales price of approximately $3,584 was received through a combination of $100 in cash and promissory notes totaling $3,484. The promissory notes were secured by a $400 certificate of deposit held in escrow and a lien on the property. On October 31, 1999, the purchaser of Delta Medical Center was unable to pay a scheduled $2,000 promissory note. The note was extended for sixty days in return for a $150 principle payment and payment of all interest owed on the $2,000 promissory note as of October 31, 1999. The purchasers were also unable to meet the sixty-day extension so the note was extended for another thirty days. During February 2000, the Company received $2,500 in full settlement of all outstanding promissory notes.

(3)    LONG-TERM DEBT

       At December 31, 1999, the Company is in default of certain debt covenants under the credit agreement and, beginning in December 1999, the Company suspended interest payments on its credit agreement. The Company is currently in discussions with its senior bank lenders with respect to the bank lenders' response to the foregoing. There can be no assurance that the bank lenders will not call the loans in default and demand the full repayment of the loans. If the credit agreement is called, the Company does not have sufficient assets to repay the entire outstanding balance under the credit agreement.

       On October 28, 1999, the Company amended the credit agreement to extend the payment date of $5,348, originally due October 31, 1999, to February 28, 2000. In addition $8,000 is due October 31, 2000. Due to the debt covenant violations and the uncertainty of being able to restructure the credit agreement, the entire $104,048 of debt is considered current. The Company plans to make a portion of this payment from the proceeds of the hospitals held for sale. If the Company is unable to close the sale of the hospitals for sufficient cash prior to February 28, 2000, the Company does not expect to have sufficient cash available to pay the amount due on February 28, 2000. There can be no assurance that the Company will be able to obtain another extension from its lender.

(4)    EARNINGS (LOSS) PER SHARE

       The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         -----------------   ------------------
                                                          1999      1998      1999       1998
                                                         -------    ------   -------    -------
       Numerator:
            Income (loss) from operations before
                 extraordinary item                      (12,997)    1,193   (68,818)     2,395
            Cumulative preferred dividends                    --        --        --       (710)
                                                         -------    ------   -------    -------
                 Continuing operations                   (12,997)    1,193   (68,818)     1,685

            Extraordinary item                                --        --        --       (134)
                                                         -------    ------   -------    -------
                 Net income (loss) available to common
                      shareholders                       (12,997)    1,193   (68,818)     1,551
                                                         =======    ======   =======    =======
       Denominator:
            Denominator for basic earnings per
                 share - weighted-average shares
                      outstanding                         17,442    17,596    17,462     12,849

            Effect of dilutive securities
                 Stock options                                --       136        --        138
                 Warrants                                     --       361        --        370
                 Series B preferred stock                     --        --        --      2,164
                                                         -------    ------   -------    -------
                      Denominator for diluted earnings
                           per share                      17,442    18,093    17,462     15,521
                                                         =======    ======   =======    =======

(5)    CONTINGENCIES

       On January 28, 2000, the Company announced the execution of a letter of intent with respect to the sale of Crosby Memorial Hospital. Pursuant to the letter of intent, the buyer would assume the Company's obligations under a Lease Agreement dated October 29, 1998. In this lease agreement, the Company is obligated to build a new, replacement facility for Crosby Memorial Hospital within 30 months of the October 7, 1999 date that it obtained a certificate of need for the new facility. If the Company fails to meet this commitment, the Company must purchase the existing facility for $15,000. In addition, the Company is obligated to post a performance bond or other financial instrument within ninety days after obtaining the certificate of need for the new facility to guarantee the construction of the facility. The obligation for such bond became due in January 2000. As of the date of this filing, the Company has not posted such bond or other financial instrument. The Company has not been able to obtain such performance bond or other financial instrument on reasonable commercial terms. The failure to post such financial instrument is a default under the agreement and may subject the Company to the payment of damages to the seller. There can be no assurance that the seller will waive this requirement nor can there be any assurance that if the bond requirement is waived that the Company can fund either the new facility or the $15,000 penalty payment under the terms of the agreement.

                Effective immediately prior to the opening of the market on February 3, 2000, the New York Stock Exchange ("NYSE") suspended trading of the Company's common stock and applied to delist the Company's stock from the NYSE. As a result, beginning February 3, 2000, trading of

                       NEW AMERICAN HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (In thousands, except per share information)

       the Company's common stock is conducted on the over-the-counter market ("OTC") or, upon application by broker-dealers, may be included the NASD's Electronic Bulletin Board. To the Company's knowledge, no broker-dealer has applied to become a market maker of the Company's stock, which is required in order for the Company to be listed on the "pink sheets" of the OTC or on the Electronic Bulletin Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

         Certain statements in this Report constitute forward-looking statements. Such forward-looking statements (which may be identified by words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of New American Healthcare Corporation (the Company) or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives affecting the Company's business, including the Balanced Budget Act of 1997; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its business strategy and changes in such strategy; the ability to comply with the Company's existing bank covenants or obtain amendments to such covenants; the availability and terms of financing to fund the operation of the Company's business; the Company's liquidity and capital resources; the Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the non-urban markets it serves; the effect of managed care initiatives on the non-urban markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

         The Company operates nine acute care hospitals, two of which are held for sale, with a total of 955 licensed beds and located in seven states throughout the United States. The Company was formed to capitalize on opportunities to be the principal provider of health care services in those non-urban communities which it targets. The Company acquired its first hospital in August 1996 and through December 1999 has acquired ten additional hospitals and disposed of two hospitals.

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

                                              THREE MONTHS       PERCENTAGE
                                                  ENDED           INCREASE
                                               DECEMBER 31,      (DECREASE)
                                             ---------------     OF DOLLAR
                                              1999     1998       AMOUNTS
                                             ------    ------    ----------
Net operating revenue                        100.0%    100.0%      (22.4%)
Operating expenses before depreciation
     and amortization and interest           123.5%     88.6%        8.2%
                                             ------    ------
EBITDA(1)                                    (23.5%)    11.4%     (260.0%)
Depreciation and amortization                  3.7%      3.7%      (22.2%)
Interest                                       7.5%      3.5%       64.7%
                                             ------    ------
Income (loss) before income taxes and
     extraordinary item                      (34.7%)     4.2%     (750.0%)
Income taxes                                   0.0%      1.7%     (100.0%)
                                             ------    ------
Net income (loss) attributable to common
     stockholders                            (34.7%)     2.5%    (1183.3%)

                                               NINE MONTHS       PERCENTAGE
                                                  ENDED           INCREASE
                                               DECEMBER 31,      (DECREASE)
                                             ---------------     OF DOLLAR
                                              1999     1998       AMOUNTS
                                             ------    ------    ----------
Net operating revenue                        100.0%    100.0%        7.8%
Operating expenses before depreciation
     and amortization and interest           142.8%     89.2%       72.6%
                                             ------    ------
EBITDA(1)                                    (42.8%)    10.8%     (526.5%)
Depreciation and amortization                  4.0%      3.7%       17.8%
Interest                                       6.2%      3.9%       68.8%
                                             ------    ------
Income (loss) before income taxes and
     extraordinary item                      (53.0%)     3.2%    (1887.2%)
Income taxes                                  (0.7%)     1.3%     (156.3%)
                                             ------    ------
Income (loss) before extraordinary item      (52.3%)     1.9%    (3091.3%)
Extraordinary item                             0.0%      0.1%     (100.0%)
Cumulative preferred dividend                  0.0%      0.6%     (100.0%)
                                             ------    ------
Net income (loss) attributable to common
     stockholders                            (52.3%)     1.2%    (4686.7%)
                                             ======    ======

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

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Net operating revenue was $37.4 million for the three months ended December 31, 1999, compared to $48.2 million for the comparable period of 1998, a decrease of $10.8 million or 22.4%. Net operating revenue for the hospitals owned during both three months ended December 31, 1999 and 1998, excluding the hospital held for sale, was $25.0 million and $27.1 million, respectively. Net operating revenue for the hospital held for sale owned during both three months ended December 31, 1999 and 1998 was $3.4 million and $5.2 million, respectively. The decrease for hospitals owned during both periods, excluding the hospital held for sale, is primarily due to the effects of the Balanced Budget Act of 1997. In addition, several markets have experienced managed care pricing pressures.

         Operating expenses less depreciation and amortization and interest were $46.2 million, or 123.5% of net operating revenue, for the three months ended December 31, 1999, compared to $42.7 million, or 88.6% of net operating revenue, for the comparable period of 1998. During the three months ended December 31, 1999, the Company recorded asset write-down costs of $6.2 million. Operating expenses less depreciation and amortization and interest for the hospitals owned during both three months ended December 31, 1999 and 1998, excluding the hospital held for sale and asset write-down costs, was $25.6 and $23.6 million, respectively. Operating expenses less depreciation and amortization and interest for the hospital held for sale owned during both three months ended December 31, 1999 and 1998 was $5.3 and $4.5 million, respectively. The increase for hospitals owned during both periods, excluding the hospital held for sale, is primarily due to an increase in corporate overhead costs and salary and professional fees.

         Depreciation and amortization expense was $1.4 million for the three months ended December 31, 1999, compared to $1.8 million for the comparable period of 1998, a decrease of $0.4 million or 22.2%. The decrease is primarily due to a decrease in depreciation expense relating to dispositions. In addition, the Company no longer records depreciation and amortization expense on the assets held for sale.

         Interest expense was $2.8 million for the three months ended December 31, 1999, compared to $1.7 million for the comparable period of 1998, an increase of $1.1 million or 64.7%. The increase was primarily due to the increase in average outstanding indebtedness associated with borrowings to acquire two hospitals since September 1998 and an increase in the Company's interest rate. The average debt outstanding for the three months ended December 31, 1999 and 1998 was $103.6 million and $86.6 million, respectively, bearing interest at an average rate of 10.1% and 6.9% at the end of each respective period.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

         Net operating revenue was $131.5 million for the nine months ended December 31, 1999, compared to $122.0 million for the comparable period of 1998, an increase of $9.5 million or 7.8%. Net operating revenue for the hospitals owned during both nine months ended December 31, 1999 and 1998, excluding the hospital held for sale, remained steady at $58.4 million and $58.6 million, respectively. Net operating revenue for the hospital held for sale owned during both nine months ended December 31, 1999 and 1998 was $13.0 million and $15.9 million, respectively.

         Operating expenses less depreciation and amortization and interest were $187.8 million, or 142.8% of net operating revenue, for the nine months ended December 31, 1999, compared to $108.8 million, or 89.2% of net operating revenue, for the comparable period of 1998. During the nine months ended December 31, 1999, the Company recorded asset write-down, transition and other related costs of $54.8 million. Operating expenses less depreciation and amortization and interest for the hospitals owned during both nine months ended December 31, 1999 and 1998, excluding the hospital held for sale and asset write-down costs, was $56.5 million and $52.3 million, respectively. Operating expenses less depreciation and amortization and interest for the hospital held for sale owned during both nine months ended December 31, 1999 and 1998 was $15.7 million and $13.9 million, respectively. The increase for hospitals owned during both periods, excluding the hospital held for sale, is primarily due to an increase in corporate overhead costs and salary and professional fees.

         Depreciation and amortization expense was $5.3 million for the nine months ended December 31, 1999, compared to $4.5 million for the comparable period of 1998, an increase of $0.8 million or 17.8%. The increase is primarily due to an increase in depreciation expense relating to acquisitions.

         Interest expense was $8.1 million for the nine months ended December 31, 1999, compared to $4.8 million for the comparable period of 1998, an increase of $3.3 million or 68.8%. The increase was primarily due to the increase in average outstanding indebtedness associated with borrowings to acquire two hospitals since September 1998 and an increase in the Company's interest rate. The average debt outstanding for the nine months ended December 31, 1999 and 1998 was $103.7 and $52.7 million, respectively, bearing interest at an average rate of 10.1% and 6.9% at the end of each respective period.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1999, the Company had working capital (deficit) of $(87.1) million including cash and cash equivalents of $1.9 million. The ratio of current assets to current liabilities was 0.3 to 1.0 at December 31, 1999 and
2.0 to 1.0 at March 31, 1999.

         Cash flows used in operating activities were $3.5 million for the nine months ended December 31, 1999 compared to cash flows provided by operating activities of $2.3 million for the comparable period of 1998. Cash flows used in investing activities were $0.1 million for the nine months ended December 31, 1999, primarily related to the purchase of capital and equipment net of proceeds from the disposition of Davenport Medical Center. Cash flows used in investing activities were $69.4 million for the nine months ended December 31, 1998, primarily related to the acquisition of Puget Sound Hospital, Crosby Memorial Hospital and Memorial Hospital of Adel. Net cash used in financing activities was $0.4 million for the nine months ended December 31, 1999, primarily due to the repayment of long-term debt from the sale proceeds of Davenport Medical Center. In addition, the Company had bank borrowings of $7.4 million related to working capital expenditures. Net cash provided by financing activities was $61.7 million for the nine months ended December 31, 1998, primarily from the Company's initial public offering and borrowings related to the Puget Sound Hospital acquisition, net of repayment of subordinated debt and preferred stock.

         Capital expenditures, excluding acquisitions, for the nine months ended December 31, 1999 and 1998 were $5.8 million and $8.9 million, respectively. Capital expenditures related to management information systems ("MIS") (both financial and clinical) were approximately $1.0 million for the nine months ended December 31, 1999. Capital expenditures for the Company's hospitals will vary from year to year depending on facility improvements and service enhancements undertaken.

         The Company's credit agreement provided for a revolving credit limit of $116.0 million, which as of December 31, 1999 has been reduced to $110.0 million as a result of a permanent reduction due to the application of the proceeds of an asset sale. Borrowings under the facility bear interest of (i) a base rate equal to the greater of the Prime Rate or the Federal Funds rate, plus in either case, a margin of up to 2.75% or (ii) London Interbank Offered Rate as of the date of borrowing plus a margin of up to 4%. The applicable margin is determined by a ratio of indebtedness to EBITDAR, as defined in the Credit Agreement, calculated on a monthly basis. The facility is due and payable November 30, 2002, and requires a permanent reduction of $12.0 million, which was extended (see below), and an $8.0 million permanent reduction by October 31, 2000. Additionally, the Company is required to pay down outstanding indebtedness upon the sale of any facilities and beginning with the year ended March 31, 2000, by the amount of any excess cash flow for the year, as defined within the agreement, less $4.0 million of cash and cash equivalents to be maintained by the Company.

         At December 31, 1999, the Company is in default of certain debt covenants under the credit agreement and, beginning in December 1999, the Company suspended interest payments on its credit agreement. The Company is currently in discussions with its senior bank lenders with respect to the bank lenders' response to the foregoing. There can be no assurance that the bank lenders will not call the loans in default and demand the full repayment of the loans. If the credit agreement is called, the Company does not have sufficient assets to repay the entire outstanding balance under the credit agreement.

         On October 28, 1999, the Company amended the credit agreement to extend the payment date of $5.3 million, originally due October 31, 1999, to February 28, 2000. In addition $8.0 million is due October 31, 2000. Due to the debt covenant violations and the uncertainty of being able to restructure the credit agreement, the entire $104.0 million of debt is considered current. The Company plans to make a portion of this payment from the proceeds of the hospitals held for sale. If the Company is unable to close the sale of the hospitals for sufficient cash prior to February 28, 2000, the Company does not expect to have sufficient cash available to pay the amount due on February 28, 2000. There can be no assurance that the Company will be able to obtain another extension from its lenders.

         At December 31, 1999, $104.0 million of the credit agreement was outstanding, an increase of $0.7 million from March 31, 1999. This increase is comprised of $7.4 million of working capital draws, a $4.4 million repayment from Davenport sale proceeds, and a $2.3 million repayment primarily from the collections of Davenport accounts receivable and interest on notes receivable. At December 31, 1999, the average borrowing rate on the credit agreement was 10.1%. As of December 31, 1999, there is $7.6 million available on the credit agreement; however, the Company's ability to access these funds is contingent on compliance with the terms of the credit agreement, some of the terms of which the Company is not currently in compliance. The Company does not expect that internally generated cash flows from earnings, existing cash balances, and proceeds from the sale of the two hospitals held for sale will be sufficient to fund existing debt payments or future capital and working capital requirements through fiscal year 2000.

         Effective August 1, 1999, the Company sold substantially all of the assets of Davenport Medical Center, with the exception of patient accounts receivable and estimated third-party payor settlements. The facility had 149 licensed beds. The sales price of approximately $5.2 million was received in cash. The value received approximated the net carrying value of the assets sold.

       Effective September 1, 1999, the Company sold substantially all of the assets of Delta Medical Center, with the exception of estimated third-party payor settlements. The facility had 243 licensed beds. During the quarter ended September 30, 1999, the Company increased the asset write-down recorded in the quarter ended June 30, 1999 for Delta Medical Center to reflect a decrease in the anticipated purchase price due to generally poor market conditions related to the sale of hospitals. The sales price of approximately $3.6 million was received through a combination of $0.1 million in cash and promissory notes totaling $3.5 million. The promissory notes were secured by a $0.4 million certificate of deposit held in escrow and a lien on the property. On October 31, 1999, the purchaser of Delta Medical Center was unable to pay a scheduled $2.0 million promissory note. The note was extended for sixty days in return for a $0.2 million principle payment and payment of all interest owed on the $2.0 million promissory note as of October 31, 1999. The purchasers were also unable to meet the sixty-day extension so the note was extended for another thirty days. During February 2000, the Company received $2.5 million in full settlement of all outstanding promissory notes.

         On January 28, 2000, the Company announced the execution of a letter of intent with respect to the sale of Crosby Memorial Hospital. Pursuant to the letter of intent, the buyer would assume the Company's obligations under a Lease Agreement dated October 29, 1998. In this lease agreement, the Company is obligated to build a new, replacement facility for Crosby Memorial Hospital within 30 months of the October 7, 1999 date that it obtained a certificate of need for the new facility. If the Company fails to meet this commitment, the Company must purchase the existing facility for $15.0 million. In addition, the Company is obligated to post a performance bond or other financial instrument within ninety days after obtaining the certificate of need for the new facility to guarantee the construction of the facility. The obligation for such bond became due in January 2000. As of the date of this filing, the Company has not posted such bond or other financial instrument. The Company has not been able to obtain such performance bond or other financial instrument on reasonable commercial terms. The failure to post such financial instrument is a default under the agreement and may subject the Company to the payment of damages to the seller. There can be no assurance that the seller will waive this requirement nor can there be any assurance that if the bond requirement is waived that the Company can fund either the new facility or the $15.0 million penalty payment under the terms of the agreement.

         In addition to Crosby Memorial Hospital, the Company announced its intentions to sell an additional hospital. The Company expects to dispose of these assets by June 30, 2000. The funds provided by any dispositions will be used to pay down outstanding indebtedness on the revolving credit facility.

DELISTING BY THE NEW YORK STOCK EXCHANGE

         Effective immediately prior to the opening of the market on February 3, 2000, the New York Stock Exchange ("NYSE") suspended trading of the Company's common stock and applied to delist the Company's stock from the NYSE. As a result, beginning February 3, 2000, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, upon application by broker-dealers, may be included the NASD's Electronic Bulletin Board. To the Company's knowledge, no broker-dealer has applied to become a market maker of the Company's stock, which is required in order for the Company to be listed on the "pink sheets" of the OTC or on the Electronic Bulletin Board.

YEAR 2000 ISSUES

         The inability of programming code in existing computer systems to properly recognize dates and related potential date sensitive problems are referred to as the Year-2000 situation. The Year-2000 situation could potentially have an adverse impact on the Company's internal information systems infrastructure, Company products which either contain or utilize digital devices and the internal information systems of suppliers to the Company.

         As of the date of this filing, the Company has not incurred any significant business interruptions as a result of the Year-2000 situation. However, while no such occurrence has developed as of the date of this filing, Year-2000 problems may surface throughout the calendar year 2000. Therefore, there is no assurance that the Company will not be negatively impacted by the Year-2000 situation in the future. The Company will continue to monitor this situation and expeditiously remediate any issues that may arise.

         Based on the Company's readiness efforts, the Company currently does not reasonably foresee any material Year-2000 issues, and therefore the costs associated with potential Year-2000 issues that may arise during calendar year 2000 are not expected to have a material adverse effect on either the financial condition or results of operations of the Company. However, there is no guarantee that the Company will not incur significant business interruptions due to the Year-2000 situation, whether due to the Company's own Year-2000 problems or that of its customers or suppliers.

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

GENERAL

         Hospital revenue is received primarily from Medicare, Medicaid and commercial insurance. The federal Medicare program accounted for approximately 52.2% and 46.4% of hospital patient days for the nine months ended December 31, 1999 and 1998, respectively. The state Medicaid programs accounted for approximately 20.5% and 12.3% of hospital patient days for the nine months ended December 31, 1999 and 1998, respectively. The Company's percentage of revenue received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation. In addition, numerous states, insurance companies and employers are actively negotiating discounts to the Company's standard rates. The trend towards increased managed care, including a shift in payor mix toward health maintenance organizations, preferred provider organizations and other managed care payors, may also adversely affect payment rates for the Company's services and the Company's ability to achieve targeted growth rates in net patient service revenue.

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

         The Company's acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Company expects increased competition and admission constraints to continue in the future. The ability to respond successfully to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining the hospitals' ability to continue operations.

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's hospitals was approximately 40.4% and 42.5% of gross patient service revenue for the nine months ended December 31, 1999 and 1998, respectively.

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

       3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Report on Form 10-Q for the quarter ended
              September 30, 1998).

       10.1   Sixth Amendment and Waiver to the Second Amended and Restated
              Credit Agreement dated as of January 6, 2000 by and among New
              American Healthcare Corporation, as Borrower, Toronto Dominion
              (Texas), Inc., as Agent, The Toronto-Dominion Bank, as Issuing
              Bank and various lenders thereto.

       10.2   Seventh Amendment and Waiver to the Second Amended and Restated
              Credit Agreement dated as of February 2, 2000 by and among New
              American Healthcare Corporation, as Borrower, Toronto Dominion
              (Texas), Inc., as Agent, The Toronto-Dominion Bank, as Issuing
              Bank and various lenders thereto.

       27     Financial Data Schedule (for SEC use only).

       (b) Reports on Form 8-K

                     During the three months ended December 31, 1999, the
              Company filed the following reports on Form 8-K:

              (i) Form 8-K dated December 20, 1999, to inform the market of the two press releases issued on December 9, 1999 and December 15, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 21, 2000             NEW AMERICAN HEALTHCARE CORPORATION



                                     By: /s/  Thomas W. Singleton
                                         ---------------------------------------
                                         Chief Executive Officer




                                     By: /s/  Timothy S. Hill
                                         ---------------------------------------
                                         Chief Financial Officer